Form 10KSB
period 1995-12-31
CEEE GROUP CORP
filed 1996-06-11
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
          Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 1995

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                     Commission File Number   0-27256

                          CEEE GROUP CORPORATION
              (Name of small business issuer in its charter)

             Colorado                                  13-3858917
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

              51 Hudson Point Lane, Ossining, New York  10562
       (Address of principal executive offices)          (Zip Code)

Issuer's telephone no.:  (914) 941-2863

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State the issuer's revenues for its most recent fiscal year.
 $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. No firm market exists, therefore, no value is computed.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
               Class                         Outstanding as of May 20, 1996
Common Stock, Par Value $.001 per share                 1,500,033

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE

Transitional Small Business Disclosure Format.   Yes    No

                          CEEE GROUP CORPORATION

                             TABLE OF CONTENTS

                                                            Page
                                  PART I

Item 1 Description of Business . . . . . . . . . . . . . . .   1

Item 2 Description of Property . . . . . . . . . . . . . . .   4

Item 3 Legal Proceedings . . . . . . . . . . . . . . . . . .   4

Item 4 Submission of Matter to a Vote of Security Holders. .   4

                                  PART II

Item 5 Market for Common Equity and Related
       Stockholder Matters . . . . . . . . . . . . . . . . .   5

Item 6.  . . . . . .Management's Discussion and Analysis or
       Plan of Operation . . . . . . . . . . . . . . . . . .   6

Item 7 Financial Statements. . . . . . . . . . . . . . . . .   7

Item 8 Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure . . . . . . . . .  16

                                 PART III

Item 9 Directors, Executive Officers, Promoters
       and Control persons; Compliance with
       Section 16(a) of the Exchange Act . . . . . . . . . .  16

Item 10 Executive Compensation . . . . . . . . . . . . . . .  17

Item 11 Security Ownership of Certain Beneficial Owners
       and Management. . . . . . . . . . . . . . . . . . . .  18

Item 12 Certain Relationships and Related Transactions . . .  18

                                  PART IV

Item 13 Exhibits and Reports on Form 8-K . . . . . . . . . .  19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  20

                                  PART I

Item 1.   Description of Business

Business Development

     CEEE Group Corporation (the "Company") was organized on October 27, 1939 under the laws of the State of Colorado as Pacific Gold, Inc., with the stated purpose of exploring and developing gold and silver ore prospects and operating mining and milling facilities. The Company initially engaged in sporadic mining operations and, from the time of its inception, the Company has underwent several name changes and business changes.

     In 1973, the Company changed its name to Cine-Chrome Laboratories, Inc. and, until 1984, operated a film processing lab in California providing services to the film and television industry. The Company ultimately became inactive and in 1984, it changed its name to Medco Health Care Services, Inc. in anticipation of a merger and reorganization. However, the merger was never finalized and in 1985, again in anticipation of a merger and reorganization, the Company changed its name to Cine-Chrome Video Corp. This transaction also failed to be consummated and in 1986 the Company changed its name to Network 4, Inc. in anticipation of a merger with a New Jersey Company intending to publish a magazine. After changing the corporate name to Network 4, Inc., the Company was unable to obtain financing and no business was conducted under this name.

     In 1987, the Company entered into a merger agreement with CEEE Corporation, a Delaware corporation ("CEEE-Delaware"), and the Company, being the surviving entity, changed its corporate name to CEEE Group, Inc. CEEE-Delaware had developed and patented a new form or explosive which it intended to market. However, the new management, consisting of former CEEE-Delaware management, was unable to complete its anticipated financing and failed to transfer the assets of CEEE-Delaware to the Company.

     In 1993, a shareholder initiated a lawsuit against the Company and its directors in order to effect a rescission of the merger agreement that took place in 1987 between the Company and CEEE-Delaware. Following the merger in 1987, the Company conducted no business operations and, as alleged in the lawsuit, certain terms of the merger agreement were never satisfied. The lawsuit claimed that CEEE-Delaware failed to transfer all of its assets to the Company as agreed upon and therefore, breached the merger contract and failed to give any consideration for the shares of the Company's common stock issued to the CEEE-Delaware shareholders.
As a result of the lawsuit, various default judgments were entered in 1995 ordering the nullification of the 1987 merger and the return of all shares to the ownership position prior to the merger agreement.

     The Company has been inactive for the past several years until October 1995, at which time a special meeting of shareholders was held for the purpose of electing three new directors to assume control of the Company. Following their election, the new directors determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The new Board immediately began to consider and investigate potential business opportunities. The Company is considered a development stage company. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     In addition to electing new directors at the Company's meeting of shareholders held on October 11, 1995, the shareholders approved a proposal to effect a quasi-reorganization of the Company. As a result of the quasi-reorganization, the Company's accumulated deficit up to December 31, 1994 would be eliminated against paid-in-capital of the Company.

     The Company's principal executive offices are located at 51
Hudson Point Lane, Ossining New York, 10562, and its telephone number is (914) 941-2863.

Business of Issuer

     The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

     Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider.
Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

     The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger.

     The Company does not intend to restrict its search to any specific kind of industry or business, rather it may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares.
Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

     Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, due to the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

     In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

     Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

     Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved.
Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Competition

     Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

Employees

     As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

     The Company is currently using as its principal place of business the personal residence of its Secretary located in Ossining, New York. Although the Company pays no rent for the use of this facility, it is contemplated that at such future time as the business warrants, the Company will secure commercial office space from which it will conduct its business. The Company has no current plans to secure such commercial office space.

Industry Segments

     No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of operations contained in the Company's financial statements included herewith for a report of the Company's operating history for the past two fiscal years.

Item 2.   Description of Property

     The Company does not own or control any material property.

Item 3.   Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1995.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The Company's shares of common stock are presently included on the OTC Bulletin Board under the symbol "CEEE", although the Company is not aware of any established trading market for its shares nor is there a current quote. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company believes that its common stock last traded in a public market in approximately 1987.

     If and when the Company's common stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The Nasdaq Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

     As of May 20, 1996 there were 248 holders of record of the Company's common stock. Currently, there are no reported bid or asked prices for the Company's shares.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the Company's financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the Company's financial statements. Both statements are effective for years beginning after December 15, 1995.

     Due to the Company's status as a development stage company, it presently has no assets or capital and has had no operations or income since approximately 1987. It is anticipated that the Company will require only nominal capital to maintain its corporate and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

    During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

    The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1995 and 1994 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                       INDEPENDENT AUDITORS' REPORT

Board of Directors
CEEE Group Corporation
(A Development Stage Company)


We have audited the accompanying balance sheets of the CEEE Group Corporation (a development stage company) as of December 31, 1995 and 1994 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995, 1994 and 1993 and from inception on October 27, 1939 through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the CEEE Group Corporation (a development stage company) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended
December 31, 1995, 1994 and 1993 and from inception on October 27, 1939 through December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has no operating capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jones, Jensen & Company
February 24, 1996

                          CEEE GROUP CORPORATION
                       (A Development Stage Company)
                              Balance Sheets


                                  ASSETS

                                              December 31,
                                            1995        1994
CURRENT ASSETS

  Cash                                    $   -       $  -

     Total Current Assets                     -          -

     TOTAL  ASSETS                        $   -       $  -


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                        $   -       $  -

      Total Current Liabilities               -          -

STOCKHOLDERS' EQUITY

  Stock authorized 10,000,000 shares
   at $0.001 par value; 1,500,033
   shares issued and outstanding              1,500      1,500
  Additional paid-in capital                483,519    476,369
  Deficit accumulated during the
   development stage                       (485,019)  (477,869)

     Total Stockholders' Equity               -          -

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                $   -       $  -

                            CEEE GROUP CORPORATION
                        (A Development Stage Company)
                           Statements of Operations

                                                        From Inception
                                                        on October 27,
                               For the Years Ended      1939 Through
                                   December 31,         December 31,
                            1995      1994       1993      1995

REVENUES                 $    -      $  -       $  -      $    -

EXPENSES                    7,150       -          -          7,150

LOSS FROM
 DISCONTINUED
 OPERATIONS                   -         -          -        477,869

NET (LOSS)               $ (7,150)   $  -       $  -     $ (485,019)

NET INCOME (LOSS)
 PER SHARE               $  (0.00)   $(0.00)    $(0.00)

                          CEEE GROUP CORPORATION
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
                                                                Deficit
                                                               Accumulated
                                                    Additional  During the
                                    Common Stock      Paid-in  Development
                                Shares      Amount    Capital    Stage

Inception, October 27, 1939       -        $   -    $     -     $     -

Common stock issued for
 Gold Hill Mine lease at $0.55
 per share (Note 3)            790,762         791     394,581        -

Common stock issued to
 officers, directors and
 others at $0.11 per share     709,271         709      78,788        -

Expenses paid on behalf of
 the Company by an officer        -            -         3,000        -

Net loss from inception on
  October 27, 1939 through
  December 31, 1985               -            -          -        (82,497)

Balance, December 31, 1985   1,500,033       1,500     476,369     (82,497)

Net loss for the year ended
 December 31, 1986                -            -          -       (395,372)

Balance, December 31, 1986   1,500,033       1,500     476,369    (477,869)

Net loss for the year ended
 December 31, 1987                -            -          -           -

Balance, December 31, 1987   1,500,033       1,500     476,369    (477,869)

Net loss for the year ended
 December 31, 1988                -            -          -           -

Balance, December 31, 1988   1,500,033       1,500     476,369    (477,869)

Net loss for the year ended
 December 31, 1989                -            -          -           -

Balance, December 31, 1989   1,500,033    $  1,500   $ 476,369   $ (477,869)

                          CEEE GROUP CORPORATION
                       (A Development Stage Company)
              Statements of Stockholders' Equity (continued)
                                                                 Deficit
                                                                Accumulated
                                                    Additional   During the
                                   Common Stock        Paid-in  Development
                               Shares      Amount      Capital     Stage

Balance, December 31, 1989   1,500,033    $  1,500   $ 476,369   $ (477,869)

Net loss for the year ended
 December 31, 1990                -            -          -            -

Balance, December 31, 1990   1,500,033       1,500     476,369     (477,869)

Net loss for the year ended
 December 31, 1991                -            -          -            -

Balance, December 31, 1991   1,500,033       1,500     476,369     (477,869)

Net loss for the year ended
  December 31, 1992               -            -          -            -

Balance, December 31, 1992   1,500,033       1,500     476,369      (477,869)

Net loss for the year ended
  December 31, 1993               -            -          -             -

Balance, December 31, 1993   1,500,033       1,500     476,369      (477,869)

Net loss for the year ended
 December 31, 1994                -            -          -             -

Balance, December 31, 1994   1,500,033       1,500     476,369      (477,869)

Expenses paid on the Company's
 behalf by a shareholder          -            -         7,150          -

Net loss for the year ended
 December 31, 1995                -            -          -           (7,150)

Balance, December 31, 1995   1,500,033     $ 1,500   $ 483,519    $  485,019)

                             CEEE GROUP CORPORATION
                         (A Development Stage Company)
                            Statements of Cash Flows
                                                                From Inception
                                                                on October 27,
                                       For the Years Ended       1939 Through
                                          December 31,           December 31,
                                     1995     1994     1993          1995
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net income (loss) from
   operations                     $ (7,150)  $  -     $  -     $  (485,019)

 Adjustment to reconcile loss
  to net cash used by operating
  activities:

   Expenses paid on the Company's
    behalf by a shareholder          7,150      -        -           7,150
   Common stock issued for mining
    claims and services               -         -        -         477,869

     Net Cash Used by
      Operating Activities            -         -        -            -

CASH FLOWS FROM
 INVESTING ACTIVITIES                 -         -        -            -

CASH FLOWS FROM
 FINANCING ACTIVITIES                 -         -        -            -

INCREASE IN CASH                      -         -        -            -

CASH AT BEGINNING OF PERIOD           -         -        -            -

CASH AT END OF PERIOD             $   -      $  -     $  -     $      -

Supplemental Cash Flows
 Information:
  Interest                        $   -      $  -     $  -     $      -
  Income taxes                    $   -      $  -     $  -     $      -

Non Cash Transactions:
 Common stock issued for
  mining claims and services      $   -      $  -     $  -     $   477,869

                          CEEE GROUP CORPORATION
                       (A Development Stage Company)
                     Notes to the Financial Statements
                        December 31, 1995 and 1994


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a.     Organization

        The financial statements presented are those of CEEE Group Corporation (the Company). The Company was incorporated under the laws of the State of Colorado on October 27, 1939 as Pacific Gold, Inc. The Company was organized to explore, develop, mine and mill gold and silver deposits of ore. The Company conducted limited mining activities until its operations ceased. The Company has been seeking new business opportunities believed to hold a potential for profit. The Company is considered a development stage company as defined in SFAS No. 7.

        b.     Accounting Method

        The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

        c.     Cash and Cash Equivalents

        Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

        d.     Loss Per Share

        The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

        e.     Provision for Taxes

        At December 31, 1995, the Company has net operating loss carryforwards totaling approximately $10,000 that may be offset against future taxable income through the year 2010. No tax benefit has been reported in the 1995 financial statements, as the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

        f.     Additional Accounting Policies

        Additional accounting policies will be adopted at such time as the Company commences planned principal operations.

                          CEEE GROUP CORPORATION
                       (A Development Stage Company)
                     Notes to the Financial Statements
                  December 31, 1995 and 1994 (continued)

        g.     Reverse Stock Split

        On June 6, 1986 the Company's common stock was reverse split on a one share for five shares basis. The articles of incorporation were amended to change the par value of the common stock from $0.01 to $0.001. The changes have been reflected in the financial statements on a retroactive basis.


NOTE 2 -  GOING CONCERN

        The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. Without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objectives. The Company intends to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting the Company's operating expenses.

NOTE 3 -  GOLD HILL MINE LEASE

        On June 8, 1982, the Company leased 18 unpatented mining claims in the Lemhi Mining District of Idaho. The lease was acquired for 395,372 shares of the Company's common stock. In December of 1986, the Company determined the mining claims to have no value and they were written-off, accordingly.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     This Item is not Applicable.

                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

     The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

Name                     Position                 Director Since       Age
Edward F. Cowle          President, C.E.O.        October 1995          39
                           and Director
Robyn Mancini            Secretary / Treasurer    October 1995          45
                           and Director
Joseph Mancini           Director                 October 1995          56

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. Executive officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Delaware law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors.

     The business experience of each of the persons listed above during the past five years is as follows:

     Edward F. Cowle has been President and a director of the Company since October 1995. From 1994 to the present, Mr. Cowle has been an independent financial consultant to various private and public companies. From 1992 to 1994, Mr. Cowle was a Senior Vice
President of Investments for Paine Webber, and from 1991 to 1992, he worked as a stockbroker for Bear Stearns. Mr. Cowle served as President of Spartan Funding Company, from 1989 to 1992. Spartan Funding Company was a publicly held company engaged in the business of supporting medical research. Prior to 1989, Mr. Cowle worked as an independent financial consultant for several years. Mr. Cowle holds a B.S. Degree in American Studies and English from Fairleigh Dickinson University and also attended the Vermont Law School for one year.

     Robyn Mancini has been Secretary and a director of the Company since October 1995. Since 1992, Ms. Mancini has been the President of NutriTech, Inc., a privately held research and development company involved in funding certain micronutrient cancer research. From 1989 to 1992, Ms. Mancini was an arts reporter and anchor for WPFW radio in Washington, D.C. For many years Ms. Mancini has been a freelance journalist for various magazines and other publications and has also been an independent writer/producer of films and videos. Since 1993, Ms. Mancini has served as a director of the Utah Film & Video Center, a private entity involved in fund raising and programming, and since 1994, she has been a film critic for The Event, a weekly publication in Utah. Ms. Mancini earned a B.S. Degree in Philosophy from the University of Utah in 1975. Ms. Mancini is the wife of Joseph Mancini, a director of the Company.

     Joseph Mancini has been a director of the Company since October 1995 and has been a New York newsman for more than 30 years working as a reporter, freelance writer, editor and critic. He has also worked for various newspapers, magazines and television stations. From 1989 to the present, Mr. Mancini has been an in-house consultant for Sheehan Communications, a full-service public relations firm. He holds a B.A. Degree in Liberal Arts and Communication Arts from Fordham University. Mr. Mancini is the husband of the Company's Secretary, Robyn Mancini.

     Each of the Company's directors is also a director of Nutronics International, Inc., a public Delaware corporation. No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

Item 10.  Executive Compensation

     The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 1995 and 1994. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth information, to the best knowledge of the Company as May 20, 1996, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director and all directors and officers as a group.

Name and Address                        Amount and Nature of        Percent
of Beneficial Owner                     Beneficial Ownership        of Class(1)

Edward F. Cowle *                               8,858                   .6%
201 East 87th Street, Suite 6C
New York, NY 10128

Gold Hill Mines (2)                         1,136,177                 75.7%
56 West 400 South, Suite 220
Salt Lake City, Utah 84101

All directors and executive                 1,145,035(3)              76.3%
officers as a group
(3 persons in group)

*  Director and/or executive officer

    (1) Based upon 1,500,033 shares of common stock outstanding on May 20, 1996.

    (2)  Gold Hill Mines is a privately held Idaho corporation.
         Edward F. Cowle, President of the Company, owns 55% of
         Gold Hill Mines and has voting and investment control of that entity.

    (3) Includes 1,136,177 shares of the Company's common stock held by Gold Hill Mines. Edward F. Cowle, President of the Company, owns 55% of Gold Hill Mines and has voting and investment control of that entity.

    Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

Item 12. Certain Relationships and Related Transactions

    During the Company's last two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.

                                  PART V

Item 13. Exhibits and Reports on Form 8-K

    (a)  Exhibits

Exhibit No.                    Exhibit Name

*2(i) Articles of Incorporation and all amendments pertaining thereto

 *2(ii)  By-Laws

 *   Previously filed

(b) During the last quarter of the period covered by this report, the Company did not file any report on Form 8-K.

                                SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CEEE GROUP CORPORATION



                                        BY:     /S/  Edward F. Cowle
                                             (Signature)
                                             Edward F. Cowle,
                                             President and C.E.O.

Dated:  June 10, 1996

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                  Title            Date


                                   President, C.E.O. and       June 10, 1996
      /S/  Edward F. Cowle         Director
    (Signature)                    (Chief Financial Officer)
    Edward F. Cowle


                                   Secretary / Treasurer  and  June 10, 1996
      /S/  Robyn Mancini           Director
    (Signature)                    (Principal Accounting Officer)
    Robyn Mancini