Form 10QSB
period 1996-03-31
CEEE GROUP CORP
filed 1996-06-11
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1996

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

                     Commission File Number   0-27256

                          CEEE GROUP CORPORATION
     (Exact name of small business issuer as specified in its charter)

           Colorado                                   13-3858917
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

              51 Hudson Point Lane, Ossining, New York 10562
                 (Address of principal executive offices)

Registrant's telephone no., including area code:  (914) 941-2863

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                Outstanding as of May 20, 1996

Common Stock, $.001 par value                             1,500,033

                             TABLE OF CONTENTS



Heading                                                   Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Balance Sheets -- March 31, 1996 and
          December 31, 1995. . . . . . . . . . . . . . .    2

          Statements of Operations -- three months
          ended March 31, 1996 and 1995, and from
          inception on October 27, 1939  through
          March 31, 1995 . . . . . . . . . . . . . . . .    3

          Statements of Stockholders' Equity (Deficit) .    4

          Statements of Cash Flows -- three months
          ended March 31, 1996 and 1995, and from
          inception on October 27, 1939 through
          March 31, 1995 . . . . . . . . . . . . . . . .    6

          Notes to Consolidated Financial Statements . .    7

Item 2.   Management's Discussion and Analysis
          and Results of Operations. . . . . . . . . . .    9

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   10

Item 2.   Changes In Securities. . . . . . . . . . . . .   10

Item 3.   Defaults Upon Senior Securities. . . . . . . .   10

Item 4.   Submission of Matters to a Vote
          of Securities Holders. . . . . . . . . . . . .   10

Item 5.   Other Information. . . . . . . . . . . . . . .   10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   10

          SIGNATURES . . . . . . . . . . . . . . . . . .   11

                                  PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1996, have been prepared by CEEE Group Corporation (the "Company").











                          CEEE GROUP CORPORATION

                           FINANCIAL STATEMENTS

                   March 31, 1996 and December 31, 1995

                          CEEE GROUP CORPORATION
                       (A Development Stage Company)
                              Balance Sheets


                                  ASSETS


                                          December 31,          March 31,
                                              1995                1996
                                                               (Unaudited)
CURRENT ASSETS

  Cash                                    $     -              $     -

     Total Current Assets                       -                    -

     TOTAL  ASSETS                        $     -              $     -


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                        $     -              $     873

      Total Current Liabilities                 -                    873

STOCKHOLDERS' EQUITY DEFICIT

  Stock authorized 10,000,000 shares
   at $0.001 par value; 1,500,033
   shares issued and outstanding               1,500               1,500
  Additional paid-in capital                 483,519             483,519
  Deficit accumulated during the
   development stage                        (485,019)           (485,892)

     Total Stockholders' Equity (Deficit)       -                   (873)

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)      $     -              $    -

                            CEEE GROUP CORPORATION
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                                           From Inception
                                                           on October 27,
                                  For the Three Months      1939 Through
                                     Ended March 31,          March 31,
                                     1995       1996             1996


REVENUES                         $    -       $  -         $     -

EXPENSES                             7,150       873            8,023

LOSS FROM DISCONTINUED
 OPERATIONS                           -          -            477,869

NET (LOSS)                       $  (7,150)   $ (873)      $ (485,892)

NET INCOME (LOSS)                $   (0.00)   $(0.00)
 PER SHARE

                          CEEE GROUP CORPORATION
                       (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)
                                                                     Deficit
                                                                   Accumulated
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

                          CEEE GROUP CORPORATION
                       (A Development Stage Company)
         Statements of Stockholders' Equity (Deficit) (Continued)
                                                                      Deficit
                                                                    Accumulated
                                                       Additional    During the
                                     Common Stock         Paid-in   Development
                                   Shares      Amount     Capital      Stage

Balance, December 31, 1989       1,500,033   $  1,500   $ 476,369   $ (477,869)

Net loss for the year ended
 December 31, 1990                   -           -           -            -

Balance, December 31, 1990       1,500,033      1,500     476,369     (477,869)

Net loss for the year ended
 December 31, 1991                   -           -           -            -

Balance, December 31, 1991      1,500,033       1,500     476,369     (477,869)

Net loss for the year ended
  December 31, 1992                  -           -           -            -

Balance, December 31, 1992      1,500,033       1,500     476,369     (477,869)

Net loss for the year ended
  December 31, 1993                 -            -           -            -

Balance, December 31, 1993      1,500,033       1,500     476,369     (477,869)
Net loss for the year ended
 December 31, 1994                  -            -           -            -

Balance, December 31, 1994      1,500,033       1,500     476,369     (477,869)

Expenses paid on the Company's
 behalf by a shareholder            -            -          7,150         -

Net loss for the year ended
 December 31, 1995                  -            -           -          (7,150)

Balance, December 31, 1995      1,500,033       1,500     483,519     (485,019)

Net loss for the three months
 ended March 31, 1996
 (Unaudited)                        -            -           -            (873)

Balance, March 31, 1996
 (Unaudited)                   1,500,033     $  1,500   $ 483,519   $ (485,892)

                             CEEE GROUP CORPORATION
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                                             From Inception
                                                             on October 27,
                                  For the Three Months       1939 Through
                                     Ended March 31,         March 31,
                                     1995       1996            1996
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net income (loss) from
   operations                      $  (7,150)   $  (873)     $ (485,892)

 Adjustment to reconcile loss
  to net cash used by operating
  activities:

   Expenses paid on the Company's
    behalf by a shareholder            7,150        -            7,150
   Common stock issued for mining
    claims and services                 -           -          477,869
   Increase in accounts payable         -           873            873

     Net Cash Used by
      Operating Activities              -           -             -

CASH FLOWS FROM
 INVESTING ACTIVITIES                    -          -             -

CASH FLOWS FROM
 FINANCING ACTIVITIES                    -          -             -

INCREASE IN CASH                         -          -             -

CASH AT BEGINNING OF PERIOD              -          -             -

CASH AT END OF PERIOD               $    -       $  -        $    -

Supplemental Cash Flows
 Information:
  Interest                          $    -       $  -        $    -
  Income taxes                      $    -       $  -        $    -

Non Cash Transactions:
 Common stock issued for
  mining claims and services        $  -         $ -         $ 477,869

                          CEEE GROUP CORPORATION
                       (A Development Stage Company)
                     Notes to the Financial Statements
                   December 31, 1995 and March 31, 1996


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

        e.     Provision for Taxes

        At March 31, 1996, the Company has net operating loss carryforwards totaling approximately $10,000 that may be offset against future taxable income through the year 2011. No tax benefit has been reported in the 1995 financial statements, as the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

        f.     Additional Accounting Policies

        Additional accounting policies will be adopted at such time as the Company commences planned principal operations.

                          CEEE GROUP CORPORATION
                       (A Development Stage Company)
                     Notes to the Financial Statements
             December 31, 1995 and March 31, 1996 (Continued)


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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

        Due to the Company's status as a development stage company, it presently has no assets or capital and has had no operations or revenues since approximately 1987. During the three month period ended March 31, 1996, the Company had expenses of $7,150, primarily for expenses and professional fees related to its registration statement. It is anticipated that the Company will require only nominal capital to maintain its corporate and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

        In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

    During the remainder of the Company's current fiscal year, it will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

    The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the remainder of its current fiscal year.




                                  PART II

Item 1.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

    This Item is not applicable to the Company.


Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.


Item 5.  Other Information

    This Item is not applicable to the Company.


Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended March 31, 1996.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CEEE GROUP CORPORATION



Date:  June 10, 1996                        By  /S/  Edward F. Cowle
                                                 (Signature)
                                       Edward F. Cowle, President, Chief
                                       Executive Officer and Director
                                       (Chief Financial Officer)



Date:  June 10, 1996                        By  /S/  Robyn Mancini
                                                 (Signature)
                                       Robyn Mancini, Secretary / Treasurer
                                       and Director
                                       (Principal Accounting Officer)