Form 10KSB/A
period 1995-12-31
CEEE GROUP CORP
filed 1996-07-08
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                              AMENDMENT NO. 1
                                    to
                                FORM 10-KSB/A
(Mark One)
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
               Class                        Outstanding as of July 1, 1996
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


Jones, Jensen & Company
February 24, 1996

                          CEEE GROUP CORPORATION
                       (A Development Stage Company)
                              Balance Sheets


                                  ASSETS

                                              December 31,
                                            1995        1994
CURRENT ASSETS

  Cash                                    $   -       $  -

     Total Current Assets                     -          -

     TOTAL  ASSETS                        $   -       $  -


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                        $   -       $  -

      Total Current Liabilities               -          -

STOCKHOLDERS' EQUITY

  Stock authorized    100,000,000     shares
   at $0.001 par value; 1,500,033
   shares issued and outstanding              1,500      1,500
  Additional paid-in capital                483,519    476,369
  Deficit accumulated during the
   development stage                       (485,019)  (477,869)

     Total Stockholders' Equity               -          -

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                $   -       $  -

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

Dated:  July 5, 1996

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                  Title            Date


                                   President, C.E.O. and       July 5, 1996
      /S/  Edward F. Cowle         Director
    (Signature)                    (Chief Financial Officer)
    Edward F. Cowle


                                   Secretary / Treasurer  and  July 5, 1996
      /S/  Robyn Mancini           Director
    (Signature)                    (Principal Accounting Officer)
    Robyn Mancini