Form 10QSB/A
period 1996-03-31
CEEE GROUP CORP
filed 1996-07-08
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              AMENDMENT NO. 1
                                    to
                                FORM 10-QSB/A

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

                                                CEEE GROUP CORPORATION



Date:  July 5, 1996                        By  /S/  Edward F. Cowle
                                                 (Signature)
                                       Edward F. Cowle, President, Chief
                                       Executive Officer and Director
                                       (Chief Financial Officer)



Date:  July 5, 1996                        By  /S/  Robyn Mancini
                                                 (Signature)
                                       Robyn Mancini, Secretary / Treasurer
                                       and Director
                                       (Principal Accounting Officer)