Form 10QSB
period 1996-06-30
CEEE GROUP CORP
filed 1996-08-19
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 1996

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to

                     Commission File Number   0-27256

                          CEEE GROUP CORPORATION
     (Exact name of small business issuer as specified in its charter)

           Colorado                               13-3858917
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)           Identification No.)

      2200 Corporate Boulevard, Suite 317, Boca Raton, Florida 33431
                 (Address of principal executive offices)

Registrant's telephone no., including area code:  (407) 995-2190

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

          Class                                   Outstanding as
                                                         of August 14, 1996

Common Stock, $.001 par value                     8,500,033

                             TABLE OF CONTENTS



Heading                                                   Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

       Balance Sheets -- June 30, 1996 and December
       31, 1995. . . . . . . . . . . . . . . . . . . . .    2

       Statements of Operations -- three months and
          six months ended June 30, 1996 and
          1995, and from inception on October 27,
          1939  through June 30, 1995. . . . . . . . . .    3

       Statements of Stockholders' Equity (Deficit). . .    4

       Statements of Cash Flows -- three months
          and six months ended June 30, 1996 and
          1995, and from inception on October 27,
          1939 through June 30, 1995 . . . . . . . . . .    7

       Notes to Consolidated Financial Statements  . . .    8

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   10

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   11

Item 2.   Changes In Securities. . . . . . . . . . . . .   11

Item 3.   Defaults Upon Senior Securities. . . . . . . .   11

Item 4.   Submission of Matters to a Vote
          of Securities Holders. . . . . . . . . . . . .   11

Item 5.   Other Information. . . . . . . . . . . . . . .   11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   11

       Signatures. . . . . . . . . . . . . . . . . . . .   12

                                  PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1996, have been prepared by CEEE Group Corporation
(the "Company").











                          CEEE GROUP CORPORATION

                           FINANCIAL STATEMENTS

                    June 30, 1996 and December 31, 1995

                          CEEE GROUP CORPORATION
                       (A Development Stage Company)
                              Balance Sheets


                                  ASSETS


                                          December 31,          June 30,
                                             1995                 1996
                                                               (Unaudited)
CURRENT ASSETS

  Cash                                    $   -                 $  -

     Total Current Assets                     -                    -

     TOTAL  ASSETS                        $   -                 $  -


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                        $   -                 $   5,294

      Total Current Liabilities               -                     5,294

STOCKHOLDERS' EQUITY DEFICIT

  Stock authorized 100,000,000 shares
   at $0.001 par value; 1,500,033
   shares issued and outstanding             1,500                  1,500
  Additional paid-in capital               483,519                484,392
  Deficit accumulated during the
   development stage                      (485,019)              (491,186)

     Total Stockholders' Equity (Deficit)     -                    (5,294)

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)      $   -                   $  -

                            CEEE GROUP CORPORATION
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)

                                                          From Inception
                                                          on October 27,
                For the Six Months For the Three Months   1939 Through
                  Ended June 30,      Ended June 30,      June 30,
                 1995      1996      1995       1996        1996


REVENUES        $  -       $ -       $  -       $ -       $   -

EXPENSES          7,150     6,167       -        5,294      13,317

LOSS FROM
 DISCONTINUED
 OPERATIONS        -         -          -         -        477,869

NET (LOSS)     $ (7,150) $ (6,167)   $  -      $(5,294)  $(491,186)

NET INCOME
 (LOSS)        $  (0.00) $  (0.00)   $(0.00)   $ (0.00)
 PER SHARE

                           CEEE GROUP CORPORATION
                       (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
                                                                 Deficit
                                                               Accumulated
                                                 Additional     During the
                               Common Stock       Paid-in       Development
                             Shares    Amount     Capital         Stage

Inception, October 27, 1939    -      $   -      $    -        $    -

Common stock issued for
 Gold Hill Mine lease at
 $0.55 per share (Note 3)   790,762       791      394,581          -

Common stock issued to
 officers, directors and
 others at $0.11 per share  709,271       709       78,788          -

Expenses paid on behalf of
 the Company by an officer     -         -           3,000          -

Net loss from inception on
  October 27, 1939 through
  December 31, 1985            -         -            -          (82,497)

Balance, December 31, 1985 1,500,033    1,500      476,369       (82,497)

Net loss for the year ended
 December 31, 1986             -         -            -         (395,372)

Balance, December 31, 1986 1,500,033    1,500      476,369      (477,869)

Net loss for the year ended
 December 31, 1987             -         -             -            -

Balance, December 31, 1987 1,500,033    1,500       476,369     (477,869)

Net loss for the year ended
 December 31, 1988             -         -             -            -

Balance, December 31, 1988 1,500,033    1,500       476,369     (477,869)

Net loss for the year ended
 December 31, 1989             -         -             -            -

Balance, December 31, 1989 1,500,033  $ 1,500      $476,369   $ (477,869)

                           CEEE GROUP CORPORATION
                       (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit) (Continued)
                                                             Deficit
                                                            Accumulated
                                                Additional   During the
                               Common Stock      Paid-in     Development
                             Shares    Amount    Capital        Stage

Balance, December 31, 1989 1,500,033  $ 1,500   $476,369    $ (477,869)

Net loss for the year ended
 December 31, 1990             -         -          -             -

Balance, December 31, 1990 1,500,033    1,500    476,369      (477,869)

Net loss for the year ended
 December 31, 1991             -         -          -             -

Balance, December 31, 1991 1,500,033    1,500    476,369      (477,869)

Net loss for the year ended
  December 31, 1992            -         -          -             -

Balance, December 31, 1992 1,500,033    1,500    476,369      (477,869)

Net loss for the year ended
  December 31, 1993            -         -          -             -

Balance, December 31, 1993 1,500,033    1,500    476,369      (477,869)

Net loss for the year ended
 December 31, 1994             -         -          -             -

Balance, December 31, 1994 1,500,033    1,500    476,369      (477,869)

Expenses paid on the Company's
 behalf by a shareholder       -         -         7,150          -

Net loss for the year ended
 December 31, 1995             -         -          -           (7,150)

Balance, December 31, 1995 1,500,033  $ 1,500   $483,519     $ (485,019)

                           CEEE GROUP CORPORATION
                       (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit) (Continued)
                                                             Deficit
                                                            Accumulated
                                                 Additional  During the
                                 Common Stock     Paid-in   Development
                              Shares    Amount    Capital      Stage

Balance, December 31, 1995  1,500,033  $ 1,500   $ 483,519   $ (485,019)

Expenses paid on the Company's
 behalf by a shareholder
 (Unaudited)                    -         -            873         -

Net loss for the six months
 ended June 30, 1996
 (Unaudited)                    -         -            -         (6,167)

Balance, June 30, 1996
 (Unaudited)                1,500,033  $ 1,500    $ 484,392   $(491,186)

                             CEEE GROUP CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                  From Inception
                                                                 on October 27,
                          For the Six Months   For the Three Months 1939 Through
                             Ended June 30,       Ended June 30,      June 30,
                             1995      1996     1995      1996          1996
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net income (loss) from
   operations             $  (7,150) $ (6,167)  $ -     $ (5,294)  $ (491,186)
 Adjustment to reconcile
  loss to net cash used by
  operating activities:
   Expenses paid on the
    Company's behalf by a
    shareholder               7,150       873     -          873        8,023
   Common stock issued for
    mining claims and services -         -        -         -         477,869
   Increase in accounts
    payable                    -        5,294     -        4,421        5,294

     Net Cash Used by
      Operating Activities     -         -        -         -            -

CASH FLOWS FROM
 INVESTING ACTIVITIES          -         -        -         -            -

CASH FLOWS FROM
 FINANCING ACTIVITIES          -         -        -         -            -

INCREASE IN CASH               -         -        -         -            -

CASH AT BEGINNING
 OF PERIOD                     -         -        -         -            -

CASH AT END OF
 PERIOD                     $  -       $ -      $ -        $ -       $   -

Supplemental Cash Flows
 Information:
  Interest                  $  -       $ -      $ -        $ -       $   -
  Income taxes              $  -       $ -      $ -        $ -       $   -

Non Cash Transactions:
 Common stock issued
  for mining claims and
  services                  $  -       $ -      $ -        $ -        $ 477,869

                           CEEE GROUP CORPORATION
                       (A Development Stage Company)
                     Notes to the Financial Statements
                    December 31, 1995 and June 30, 1996


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

        e.     Provision for Taxes

        At June 30, 1996, the Company has net operating loss carryforwards totaling approximately $15,000 that may be offset against future taxable income through the year 2011. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                           CEEE GROUP CORPORATION
                       (A Development Stage Company)
                     Notes to the Financial Statements
              December 31, 1995 and June 30, 1996 (Continued)


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

NOTE 4 -  SUBSEQUENT EVENTS

        On July 16, 1996 the Company entered into an Exchange of Stock Agreement and Plan of Reorganization (the Plan). Under the terms of the Plan the Company will acquire all of the shares of Atlantic International Capital,Ltd. (a Delaware corporation) in exchange for 7,000,000 shares of its common stock. The Company then intends to amend its articles of incorporation to change its name to Atlantic
        International Entertainment, Ltd. and to increase its authorized to 110,000,000 shares. The Company will then issue an additional 18,183,759 shares in connection with the Plan. After which, all of the shares then outstanding will be reverse split on a 1 share for 3 shares basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Due to the Company's status as a development stage company, as of June 30, 1996, it had no assets or capital and has had no operations or revenues since approximately 1987. During the three month and six month periods ended June 30, 1996, the Company had expenses of $5,294 and $6,167, respectively, primarily attributed to expenses and professional fees related to the Company's registration statement. During the six month period ended June 30, 1995, the Company had expenses of $7,500 attributed to legal and accounting expenses. During the Company's most recent history, it has required only nominal capital to maintain its corporate viability and has relied upon the Company's officers, directors and shareholders for funding. In the opinion of management, inflation has not had a material effect on the operations of the Company.

Plan of Operation

    Recent Developments

    On July 16, 1996, the Company entered into an Exchange of Stock Agreement and Plan of Reorganization (the "Stock Exchange Agreement") with Atlantic International Capital Ltd., a Delaware corporation ("Atlantic") and the shareholders of Atlantic. In connection with the Stock Exchange Agreement, the Company acquired all of the issued and outstanding shares of Atlantic and the former shareholders of Atlantic received an aggregate of 7,000,000 shares of the Company's authorized but previously unissued common stock. Pursuant to the Stock Exchange Agreement, the former shareholders of Atlantic will receive an additional 18,183,759 shares of the Company's common stock following an amendment to the Company's Certificate of Incorporation to, among other things, increase the number of authorized shares. Following the execution of the Share Exchange Agreement and the subsequent issuance of the additional shares of the Company's common stock, the former shareholders of Atlantic will own approximately 94% of the Company's issued and outstanding shares of common stock.

    In connection with the execution of the Share Exchange
Agreement, all of the Company's former directors resigned and Richard A. Iamunno, Norman J. Hoskin and Steven D. Brown were elected as new directors of the Company.

    Prior to the Company's acquisition of Atlantic, it had been engaged in the business of seeking out and investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. Following the effectiveness of the Stock Exchange Agreement, the Company became engaged in the business endeavors of Atlantic.

    Atlantic develops and markets products and services which are offered and operated via the Internet and World Wide Web. Atlantic's operations are focussed on two major industries which include Internet and World Wide Web gaming transactions and the international distribution of medical products and equipment. During the next twelve months, Atlantic plans to begin operating a virtual casino and sports book on the Internet. Gaming activities will me offered only in those jurisdictions where they are legally permitted. Atlantic is also developing an international distribution network for medical testing devices which will be offered globally via the World Wide Web.

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


Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         The Company filed with the Commission on July 31, 1996, a report on Form 8-K reporting the acquisition of Atlantic International Capital, Ltd. pursuant to that certain Exchange of Stock Agreement and Plan of Reorganization, and the resulting change in control. No report on Form 8-K was filed by the Company during the three month period ended June 30,
        1996.

                                 SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CEEE GROUP CORPORATION



Date:  August 19, 1996            By          /S/  Richard A. Iamunno
                                             (Signature)
                                  Richard A. Iamunno, President and
                                  Chief Executive Officer



Date:  August 19, 1996            By        /S/  Norman J. Hoskin
                                            (Signature)
                                  Norman J. Hoskin, Treasurer
                                  (Principal Financial and
                             Principal Accounting Officer)