Form 10QSB
period 1996-09-30
CEEE GROUP CORP
filed 1996-11-19
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

                                       OR

/   /    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from ____________to ______________.

                         Commission File Number: 0-27256

                             CEEE GROUP CORPORATION
        (Exact name of small business issuer as specified in its charter)


                    COLORADO                      13-3858917
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

         2200 Corporate Boulevard, Suite 317, Boca Raton, Florida 33431
                    (Address of principal executive offices)

Registrant's telephone no., including area code:                  (561) 995-2190

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      / X /                      NO      /    /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                 Outstanding as of September 30, 1996
-----------------------------------     ---------------------------------------
Common Stock, $.001 par value                        9,021,533

                                TABLE OF CONTENTS

Heading                                                                    Page

                         PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements................................................1

           Consolidated Balance Sheet - September 30, 1996 (Unaudited)
             and December 31, 1995.............................................2

           Consolidated Statement of Operations - Three months
             and nine months ended September 30, 1995 and 1996 (Unaudited).... 3

           Consolidated Statement of Cash Flows - Nine months ended
             September 30, 1995 and 1996 (Unaudited)...........................4

           Notes to Consolidated Financial Statements (Unaudited)........... 5-6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................7-8

                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings...................................................9

Item 2.    Changes In Securities...............................................9

Item 3.    Defaults Upon Senior Securities.....................................9

Item 4.    Submission of Matters to a Vote of Securities Holders...............9

Item 5.    Other Information...................................................9

Item 6.    Exhibits and Reports on Form 8-K....................................9

           Signatures.........................................................10

                                     PART I

Item 1.    Financial Statements

           The following unaudited Financial Statements for the period ended September 30, 1996, have been prepared by CEEE Group Corporation (the "Company").



                             CEEE GROUP CORPORATION

                        Consolidated Financial Statements

                    September 30, 1996 and December 31, 1995

                             CEEE GROUP CORPORATION
                           Consolidated Balance Sheet

                                     ASSETS

                                                                           December 31,                       September 30,
                                                                               1995                               1996
                                                                           ------------                       -----------
                                                                                                              (Unaudited)
Current assets:
    Cash                                                                       $200,677                      $ 408,764
    Accounts receivable                                                          13,250                         61,500
    Due from related parties                                                     11,096                         44,096
    Prepaid expenses and other receivables                                       25,092                         29,348
                                                                               --------                      ---------

         Total current assets                                                   250,115                        543,708

Property assets - at cost, less accumulated
    depreciation and amortization of $285
    and $10,746                                                                   1,138                        128,316

Other assets                                                                     10,625                         14,702
                                                                               --------                      ---------

         Total assets                                                          $261,878                      $ 686,726
                                                                               ========                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $ 12,449                      $  83,701
    Income taxes payable                                                         90,500                              -
    Loan payable - stockholders                                                    -                            40,600
                                                                               --------                      ---------

         Total current liabilities                                              102,949                        124,301

Stockholders' equity - Note 2:
    Common stock - par value $.001 authorized -
         10,000,000 shares; issued and outstanding
         8,500,033 shares and 9,021,533 shares                                    8,500                          9,021
    Additional paid-in capital                                                  476,609                        939,456
    Accumulated deficit                                                        (326,180)                      (386,052)
                                                                               --------                      ---------
         Total stockholders' equity                                             158,929                        562,425
                                                                               --------                      ---------

           Total liabilities and stockholders' equity                          $261,878                      $ 686,726
                                                                               ========                      =========




                 See accompanying notes to financial statements.

                             CEEE GROUP CORPORATION
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                             For the Three Months                     For the Nine Months
                                                              Ended September 30,                      Ended September 30,

                                                           1995                 1996                1995                1996
                                                         ---------           ---------            ---------          ----------


Consulting fee income -  Note 3                         $ 228,449            $  49,352           $ 405,805            $363,084
                                                        ---------           ----------           ---------          ----------

Costs and expenses:
  Management fee - affiliate                               90,000                    -             165,800                   -
  General and administrative                               47,691              214,198              92,100             453,049
  Interest Income                                               -               (2,314)                  -              (2,314)
                                                        ---------           ----------           ---------          ----------
           Total costs and expenses                       137,691              211,884             257,900             450,735
                                                        ---------           ----------           ---------          ----------

Operating income (loss)                                    90,758             (162,532)            147,905             (87,651)

Other income (loss) - sale of
  investment securities                                         -               (4,871)                  -               5,379
                                                        ---------           ----------             -------          ----------
Income (loss) before provision for
  income taxes                                             90,758            (167,403)             147,905             (82,272)
                                                        ---------           ----------             -------          ----------
Provision (credit) for income taxes                        34,290              (41,00)              45,728             (22,400)
                                                        ---------           ----------             -------          ----------

Net income (loss)                                       $  56,468           $(126,403)            $102,177          $  (59,872)
                                                        =========           =========             ========          ==========

Net income (loss) per
  common share - Note 4                                 $     .01           $    (.01)            $    .01          $     (.01)
                                                        =========           =========             ========          ===========

Weighted average number of
  common shares
  outstanding - Note 4                                  8,894,597            8,952,542           8,894,597           8,913,908
                                                        =========           ==========           =========           =========




                 See accompanying notes to financial statements.

                             CEEE GROUP CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                    1995                       1996
                                                                                 ----------                  ----------

Operating activities:
    Net income (loss)                                                             $102,177                   $ (59,872)
    Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Depreciation and amortization                                             213                        10,461
           Consulting fees received in the form of
                  investment securities                                            (19,600)                    (26,246)
           Expenses paid by stockholder                                              --                            873
           Gain on sale of investments                                               --                         (5,379)
    Change in operating assets and liabilities:
           (Increase) decrease in assets:
         Accounts receivable                                                        (9,529)                    (48,250)
         Due from related parties                                                    --                        (33,000)
         Other                                                                       --                        (17,337)
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                                   11,851                      71,252
            Income taxes payable                                                    45,728                     (90,500)
            Loan payable - stockholders                                              --                         40,600
                                                                                  --------                   ---------

    Net cash provided by (used in) operating activities                            130,840                    (157,398)
                                                                                  --------                   ---------

Investing activities:
    Proceeds from sale of investments                                                --                         40,628
    Additions to property assets                                                    (1,423)                   (137,639)
         Net cash (used in) investing activities                                    (1,423)                    (97,011)
                                                                                  --------                   ---------

Financing activities:
    Proceeds from sale of common shares                                               90                       470,746
      (net of issuance costs)
    Purchase of treasury shares                                                      --                         (8,250)

         Net cash provided by financing activities                                    90                       462,496
                                                                                  --------                     ---------

Net increase in cash                                                               129,507                     208,087

Cash, beginning of period                                                            --                        200,677

Cash, end of period                                                               $129,507                   $ 408,764
                                                                                  ========                   =========

Supplemental cash flows information:

    Cash paid for interest                                                        $  --                      $    -
                                                                                  --======                   =========
    Cash paid for taxes                                                           $  --                      $  90,500
                                                                                  =====--=                   =========



                 See accompanying notes to financial statements.

                             CEEE GROUP CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)

Note 1   -     BASIS OF PREPARATION

               The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations and cash flows for the nine month period ended September 30, 1996 are not necessarily indicative of the results of operations or cash flows to be reported for the full year ending December 31, 1996.

Note 2   -     BUSINESS COMBINATION

               On July 16, 1996, the Company entered into an Exchange of Stock Agreement and Plan of Reorganization (the "Stock Exchange Agreement"). Under the terms of the Stock Exchange Agreement, the Company acquired all of the shares of Atlantic International Capital, Ltd. ("Atlantic Capital"), a Delaware corporation, in exchange for an aggregate of 25,183,759 shares of its common stock, of which 7,000,000 shares were immediately issuable and 18,183,759 shares were to be issued following an increase in the Company's authorized capital. The Company plans to satisfy this obligation by issuing approximately 6,061,253 shares of Common Stock to the former Atlantic Capital stockholders following a 1-for-3 share exchange upon the consummation of a merger with and into its wholly-owned subsidiary, Atlantic International Entertainment, Ltd. which was approved by the Company's stockholders on November 18, 1996. Upon consummation of the merger, the Company's authorized capital will increase to
               100,000,000   shares  of  Common  Stock,   $.001  par  value  and
               10,000,000 shares of Preferred Stock, $.001 par value. The combination has been accounted for as a reverse acquisition, and the combined entity intends to operate under the name Atlantic International Entertainment, Ltd. The consolidated balance sheet as of September 30, 1996 does not reflect the effects of the recapitalization, issuance of the additional common shares, or the reverse stock split, all of which were approved by the stockholders on November 18, 1996.

               CEEE has conducted only limited operations prior to 1984, and has been substantially inactive since that time. It previously considered itself to be a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Note 3   -     MAJOR CUSTOMERS

               Consulting fees derived from major customers are tabulated as follows:


                                THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                   SEPTEMBER 30,                                     SEPTEMBER 30,
                       --------------------------------                -----------------------------------
                             1995                1996                        1995                  1996
                          (Unaudited)         (Unaudited)                 (Unaudited)           (Unaudited)
Customer A                   21%                  --                         26%                      9%
Customer B                    3%                  --                         30%                      9%
1ustomer C                   22%                  --                         12%                     35%
Customer D                    --                 91%                          --                     12%
Customer E                   49%                  --                         29%                     --


Note 4   -        PER SHARE DATA

                  Per share data are based on the weighted average number of common shares outstanding during the respective periods, retroactively adjusted to reflect the common shares issued in exchange for all outstanding common shares of Atlantic International Capital, Ltd., including the additional shares authorized by the Company's stockholders on November 18, 1996 (Note 2), and the effects of a 1-for-3 reverse stock split, also approved on November 18, 1996.

                             CEEE GROUP CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  RECENT DEVELOPMENTS

                  On July 16, 1996, the Company entered into an Exchange of Stock Agreement and Plan of Reorganization (the "Stock
                  Exchange Agreement") with Atlantic International Capital, Ltd., a Delaware corporation ("Atlantic Capital") and the shareholders of Atlantic Capital. In connection with the Stock Exchange Agreement, the Company acquired all of the issued and outstanding shares of Atlantic Capital and the former shareholders of Atlantic Capital received an aggregate of 7,000,000 shares of the Company's authorized but previously unissued common stock. Pursuant to the terms of the Stock
                  Exchange Agreement, the Company is obligated to issue an additional 18,183,759 shares of the Company's common stock. The Company will satisfy this obligation by issuing approximately 6,061,253 shares following the merger with and into its wholly-owned subsidiary, Atlantic International Entertainment, Ltd., and the resulting 1-for-3 share exchange, as described below. Following the execution of the Stock Exchange Agreement and the subsequent issuance of the additional shares of the Company's common stock, the former shareholders of Atlantic Capital will own approximately 94% of the Company's issued and outstanding shares of common stock.

                  On October 31, 1996, the Company issued 365,200 shares of Common Stock in a private placement of its securities. The Company received net proceeds of approximately $339,636.

                  On November 18, 1996, the Company entered into an Agreement and Plan of Merger pursuant to which the Company will be merged with and into a wholly-owned Delaware subsidiary thereby, among other things, (a) changing its name to "Atlantic International Entertainment, Ltd.", (b) increasing the number of shares of authorized capital stock and (c) authorizing the receipt by the holders of its Common Stock of one share for each three shares held by them as of the date of the merger. The Company's shareholders approved the Agreement and Plan of Merger on November 18, 1996, and such agreement will become effective upon filing the required documents in the States of Delaware and Colorado.

                  RESULTS OF OPERATIONS

                  As a result of the Stock Exchange Agreement, the business of Atlantic Capital became the business of the Company. Accordingly, the majority of the operational results shown on the financial statements reflect activity from Atlantic Capital, since CEEE was a development stage company for 1995 and through July, 1996. The Company currently develops and markets products and services which are offered and operated via the Internet and World Wide Web. The Company's operations are focused on two major industries which include Internet gaming transactions and international distribution of medical products and equipment.

                  The Company incurred expenses of $214,198 in the three months ended September 30, 1996 and $453,049 for the nine months ended September 30, 1996. Such expenses were primarily attributable to research and development costs for a virtual casino and sports book.

                  During the three month and nine month periods ended September 30, 1996, the Company had a net loss of $126,403 and $59,872, respectively. Revenue was only $49,352 for the third quarter because the Company focused its attention away from consulting services and to the development of consumer and business products and services that are offered and operated via the Internet and World Wide Web.

                  During 1996 funds of approximately $470,746 were generated from the sale of 521,500 shares of common stock.

                  In the opinion of management, inflation has not had a material effect on the operation of the Company.

                             CEEE GROUP CORPORATION
                                     PART II

Item 1.  Legal Proceedings

         There are presently no material pending legal proceedings in which the Company is a party or to which any of its property is subject.

Item 2.  Changes in Securities

         This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Tote of Security Holders

         This Item is not applicable to the Company.

Item 5.  Other Information

         This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              27       Financial Data Schedule


         b)   Reports on Form 8-K

              The Company filed with the Commission, a report on Form 8-K and Form 8- K/A dated July 16, 1996, reporting the acquisition of Atlantic International Capital, Ltd. pursuant to that certain Exchange of Stock Agreement and Plan of Reorganization, and the resulting change in control.

                             CEEE GROUP CORPORATION


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  CEEE Group Corporation


Date:    November 19, 1996                    By:/s/ Richard A. Iamunno
                                                 ------------------------------
                                                 (Signature)
                                                 Richard A. Iamunno, President
                                                 and Chief Executive Officer

Date:    November 19, 1996                    By:/s/ Norman Hoskin
                                                 ------------------------------
                                                 (Signature)
                                                 Norman J. Hoskin, Treasurer
                                                 (Principal Financial and
                                                 Principal Accounting Officer)