Form 10QSB/A
period 1996-06-30
CEEE GROUP CORP
filed 1996-11-25
CIK 1003739

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A



            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                         COMMISSION FILE NUMBER: 0-27256



                             CEEE GROUP CORPORATION
             (Exact Name of Registrant As Specified In Its Charter)


         COLORADO                                           13-3858917
(State or other jurisdiction of                             (I.R.S. employer
  incorporation or organization)                            identification no.)

2200 CORPORATE BOULEVARD, SUITE 317, BOCA RATON, FLORIDA    33431
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:  561-995-2190


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/  No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,500,033 shares of the Company's common stock - $.001 par value - were outstanding as of August 14, 1996.

Item 6.   Exhibits and Reports On Form 8-K
          --------------------------------

              (a)  Exhibits:

                      Exhibit 27- Financial Data Schedule

                     The Company hereby amends Item 6 of this Form 10-QSB by
              including the financial data schedule as an exhibit hereto.

              (b)  Reports on Form 8-K

                    The Company has filed a report on Form 8-K dated July 16,
              1996, which reports the acquisition by the Company of Atlantic International Capital, Ltd. pursuant to that certain Exchange of Stock Agreement and Plan of Reorganization and the resulting change of control. No report on Form 8-K was filed by the Company during the three month period ended June 30, 1996.

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.






                                       CEEE GROUP CORPORATION
                                       (Registrant)




                                       /s/ Richard A. Iamunno
                                       -----------------------------------------
                                       Richard A. Iamunno (President)




                                       /s/ Norman J. Hoskin
                                       -----------------------------------------
                                       Norman J. Hoskin (Principal Financial and
                                       Accounting Officer)




Date: November 22, 1996