Form 10KSB
period 1996-12-31
ATLANTIC INTERNATIONAL ENTERTAINMENT LTD
filed 1997-07-03
CIK 1003739

U.S SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to

                         Commission file number 0-27256

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its charter)

          DELAWARE                                 13- 3858917
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

2200 Corporate Boulevard, Boca Raton, Florida          33431
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)

                                 (561) 995-2190
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                      None.

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     /  /      No         /X/


                                                           (CONTINUED NEXT PAGE)

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         State issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended December 31, 1996 were $454,656.

         The aggregate market value at June 17, 1997 of shares of the registrant's Common Stock, $.001 par value per share (based upon the closing price of $3.50 per share of such stock on the Nasdaq OTC Bulletin Board on such date), held by non-affiliates of the Registrant was approximately $8,152,305. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 17, 1997, there were outstanding 9,540,187 shares of the Registrant's Common Stock, $.001 par value.

         Transitional Small Business Disclosure Format (check one):

                  Yes       /  /        No  /X/

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Atlantic International Entertainment, Ltd. (the "Company"), a Delaware corporation, develops and markets Internet-centric products and services in the entertainment, medical, information and other industries. The Company (formerly, Cine-Chrome Laboratories, Inc., Medco Health Care Services, Inc., Cine-Chrome Video Corp., Network 4, Inc. and CEEE Group Corporation) was incorporated in the state of Colorado in October 1939 under the name "Pacific Gold, Inc." to explore and develop gold and silver ore prospects and to operate mining and milling facilities. The Company conducted limited mining activities until operations ceased. The Company then sought new business opportunities as a development stage entity.

         In 1973 the Company changed its name to Cine-Chrome Laboratories, Inc. and operated a film processing lab in California. From 1984 until June 1994, the Company did not conduct any operations, transactions or business activities. In June 1994, the Company's investment banking operations included acting as a "finder" with respect to U.S. public companies and providing advisory services concerning corporate structure and raising capital. Beginning in 1996, the Company has concentrated its business operations primarily on the manufacturing, marketing and development of products and services via the Internet and the World Wide Web (the "Web"). These products and services are focused on two major industries which include Internet gaming and the international distribution of medical products and equipment.

         Prior to July 16, 1996, the Company had no operations other than searching for a business combination. In July 1996, the Company consummated a share exchange pursuant to a Exchange of Stock Agreement and Plan of Reorganization with Atlantic International Capital Ltd., a Delaware corporation ("Atlantic Capital") and the former stockholders of Atlantic Capital (the "Stock Exchange Agreement"). As a result of the Stock Exchange Agreement, the business of Atlantic Capital became the business of the Company.

         On November 22, 1996, the Company merged with and into its wholly-owned Delaware subsidiary, Atlantic International Entertainment, Ltd., whereby the Company, among other things, (i) changed its state of incorporation to Delaware;
(ii) increased its authorized capital stock to 110,000,000 (100,000,000 shares of common stock, $.001 per share (the "Common Stock") and 10,000,000 shares of preferred stock, $.001 par value per share (the "Preferred Stock")); and (iii) effectuated a 1 for 3 share exchange. All shares referred to herein (unless specifically stated otherwise) refer to post split amounts.

         The Company acquired the major assets of RAM Associates, Inc. ("RAM") pursuant to a Purchase and Sale Agreement dated April 15, 1996. The RAM assets acquired by the Company included COMMUNITY CASINO and REALSPORTS(TM) which formed the substantive foundation of the

Company's current gaming software products. Other products acquired from RAM included HOTEL HOTLINKS(TM) and CLUB INTERACTIVE and the forerunner program of ATLANTIC INTERNATIONAL MEDICAL and THE ORIGINAL AS SEEN ON TV.

         The Company's executive offices are located at 2200 Corporate Blvd., Suite 317, Boca Raton, Florida 33431. The telephone number of the Company is
(561) 995-2190. The Company maintains a home page on the Internet at http://www.aieltd.com.

PRODUCTS AND SERVICES

INTERNET GAMING AND SPORTS WAGERING PRODUCTS

INTERNET CASINO EXTENSION(TM)

         The Company is a developer and world wide marketer of private network and Internet gaming and wagering products including its proprietary flagship product, Internet Casino Extension(TM) or "ICE(TM)." The Company licenses these products to virtual casino operators and sports book businesses. Trial operations, under the name ARUBA PALMS CASINO and SPORTSBOOK, began in October, 1996. At the conclusion of the trial period, the name of this operation was changed to EMERALD PALMS CASINO and SPORTSBOOK and it now serves as the demonstration site for marketing of ICE(TM) to Internet casinos, hotel/casinos, clubs and casino ships. It is availabLE on the Web at http://www.emeraldpalms.com.

         The Company has also added bingo, pull-tab slots and lottery to the base ICE(TM) produCT to create a system specifically targeted to Indian casinos. This product package, also called Indian Casino Extension(TM), can be seen at http://www.whisperingwinds.com. Another variations to ICE(TM) aimed at a specific market includes the INTERNET CHARITY EXTENSION(TM).

         The Company has entered into three license agreements for the ICE(TM) product. In December 1996, the Company signed a licensing agreement for its ICE(TM) product with Patroon Agency ("Patroon"), an offshore gaming company based in Curacao. Patroon will operate a casino called FIRSTPRIZE CASINO & SPORTSBOOK which is currently available for free contest play. The casino is expected to commence live wagering in June 1997. The contract provides for a perpetual single user license for $450,000, $30,000 of which was paid to the Company on November 22, 1996, and the remainder of which is payable in either
(i) 48 equal monthly payments, or (ii) 50% of the net win from the ICE(TM) Internet Casino, at Patroon's option, upon installation of the ICE(TM) product. In addition, the Company will receive a fee of $2,000 per month for technical support and product upgrades until the balance of the payment is paid and then $1,000 per month for the duration of the agreement.

         In March 1997, the Company entered into a licensing agreement for its ICE(TM) product with THIRDAGE, the ICE(TM) based Casablanca extension to the Wyndham Aruba Beach Resort & Casino in Aruba, which is expected to begin live wagering in July 1997. The contract provides for a single user perpetual license for $450,000 payable as follows: (i) $15,000 was paid to the

Company on June 11, 1997 with an  additional  $15,000  payable by June 25, 1997,
(ii) $20,000 is payable upon installation of the ICE(TM) product and the commencement of the casino's operation as a revenue producing Internet casino, and (iii) $400,000 to be received over time based on three percent (3%) of the gross revenue of the ICE(TM) Internet casino operated by THIRDAGE, which shall not exceed $10,000 per month. There is also an additional fee of $2,000 per month for technical support and upgrades. THIRDAGE was granted the option of becoming a value added reseller of the Company's ICE(TM) licenseS.

         The Company's third licensing agreement for its ICE(TM) product was entered into with Atlantic International Entertainment, N.V., which was subsequently acquired by Australian Advisors in December 1996. See Recent Developments. This casino is expected to open in Curacao in July 1997. The contract provides for a single user perpetual license for $450,000 payable at a minimum rate of $6,000 per month beginning 180 days after the commencement of the casino's operation. Payments will commence not later than August 1, 1997 and payment in full is due by November 15, 1999. The Company will receive an additional $2,000 per month for technical support and upgrades for 48 months beginning on August 1, 1997.

HOTEL HOTLINKS(TM):

         The Company also actively markets the Hotel HotLinks(TM) system which is a variation and expansion of ICE(TM) which has features specific to hotel guests such as in-room services, Internet access and in-room advertising of local goods and services. The product uses set top boxes and infrared remote controls to allow hotel guests to access gaming and the additional services mentioned above. As of the date hereof, the Company has not consummated any sales of the Hotel HotLinks(TM) system.

         The set top boxes used in the Hotel Hotlinks(TM) product permit the use of smart cards for identification and other purposes. This same hardware/smart card technology will be employed in other products which the Company intends to develop throughout the year ending December 31, 1997.

WEBSPORTS(TM)

         The Company licenses the webSports(TM) sportsbook software system to virtual casino operators and sports book businesses. Unlike casinos, sports books require no "play value". A player simply needs to know the "line" and have the ability to place the bet. The client needs only a standard Web to play. However, the server requires sophisticated database, accounting and auditing systems.

         In December 1996, the Company signed a licensing agreement to provide its webSports(TM) system to Carib Sportsbook Inc. ("Carib"), an offshore gaming company based in Antigua, West Indies. The agreement provides for a perpetual single user license which may not be shared or used at more than one location. The fee for this product is $150,000 payable as follows: (i)

$3,000 was paid to the Company upon signing the agreement, (ii) an additional $3,000 was paid upon installation of the webSports(TM) software system, and
(iii) the balance is payable over time based on two percent (2%) of the gross wagers placed on the system. Carib will receive technical support from the Company for an additional fee of $500 per month.

         On February 27, 1997, the Company entered into a license agreement with Grenada Management Corporation ("GMC"). The agreement provides for a perpetual single user license which may not be shared or used at more than one location. The fee for this product is $190,000 payable at a minimum rate of $3,500 per month beginning 30 days after the commencement of the commercial operation of the sports book. Payments will commence not later than September 1, 1997 and payment in full in due by November 15, 1998. The Company will receive an additional $500 per month for technical support and upgrades.

         The Company entered into a letter of intent with CasinoWorld Holdings, Ltd. ("CWH") dated March 28, 1997, pursuant to which the Company would to grant a license to permit CWH to integrate webSports(TM) into its own casino software product. This letter of intent provides for a Non-Exclusive Master Source Code License for a period of ten years, renewable for an additional five years. Upon the execution of the definitive agreement, the Company will receive a license fee of $50,000 and will receive an additional $50,000 upon the creation of an integrated application suitable for CWH. For each sub-license entered into by CWH, CWH will pay to the Company a fee of $100,000. In addition, in the first year, CWH will pay to the Company an integration fee of $25,000. The definitive agreement is expected to be executed in July 1997.

INFORMATION PRODUCTS

REALSPORTS(TM)

         The Company offers an information service on the Web called "realSports(TM)." This service provides real-time odds, scores and other sports wagering information and is free of charge to users. The Company anticipates to generate revenues from this service by selling advertising space to companies wishing to target their marketing to sports fans and individuals who wager on sporting events. The Company uses this service to promote visits to model sites established for its ICE(TM), webSports(TM) and Internet related products. The Web address is http://www.realsports.com.

MEDICAL PRODUCTS

         The Atlantic International Medical ("AIM") division of the Company is developing a global distribution network for medical testing devices (e.g., HIV, pregnancy, drug abuse, hepatitis, etc.) and other medical products. On December 8, 1996, the Company's medical division was certified as an authorized independent agent of New World Biotechnology Consultants, Ltd. ("NWBC"), a medical products manufacturer. The Company is authorized to market all of NWBC's products globally on the Internet until December 7, 1997. These products include family planning products, HIV tests, Nitrite, Protein and Glucose urine tests, and vision screening.

         AIM markets distributorships for American manufacturers of medical testing and diagnostic kits and other medical products throughout the world. AIM acts as a broker between the manufacturer and distribution companies located in foreign countries. AIM does not resell products but simply collects a commission for taking an order from the distributor and placing the order with the manufacturer. This approach limits the risks associated with inventory and product liability and keeps overhead and direct costs to a minimum. AIM is seeking additional manufacturers to represent.

CONSUMER RETAIL PRODUCTS

         THE ORIGINAL AS SEEN ON TV(TM) markets directly to retail many of the products widely marketed on television. The Company acts as an intermediary by marketing these products on the Web at http://www.as-seen-on-tv.com. Any orders placed with the Company are filled by JAD Products of West Palm Beach, Florida. The Company receives a commission based on product sales, which varies from product to product. As of the date hereof, commissions from the sales of these products have been insignificant.

MARKETING/ADVERTISING SERVICES

         The Company, through Eminet Domain, Inc., offers consulting services to other firms which develop private network and Internet-based businesses or implement Internet marketing and distribution elements for existing businesses. Such services offered include technology integration, Web site development, electronic marketing and traditional marketing and advertising consulting and execution. The Web address is http://www.emi.net.com. See Recent Developments.

INDUSTRY OVERVIEW

         The Internet is a global network of computers connecting millions of individual computers and more than 70,000 business, commercial, government and academic networks. This interconnectivity allows any one of these computers to transmit information to any other computer. Management believes that there is tremendous growth potential for Internet products as consumer and business access becomes easier and more cost efficient. It is estimated that there are already over 50 million Internet users, and the number of users is growing at a rate of 10% per month.

         The commodity pricing of powerful computers and the wealth of information available on the Internet have all contributed to the creation of a vast market of consumers and business buyers. During the last three years, the number of internet service providers ("ISPs") in the United States has grown from roughly zero to over 3,000. Management attributes the influx of ISPs to several factors which include: (i) an increasing demand for connection to the Internet; (ii) the Internet offers significant marketing opportunities for a variety of products and services; and (iii) providing Internet connections requires minimum expertise and start-up costs.

GROWTH STRATEGY

         The Company's current plan of operations is to develop new businesses using the Internet to provide casino gaming and sports booking services and to distribute medical products internationally. Achieving market acceptance for the Company's services and products will require substantial marketing efforts and the expenditure of significant funds to create awareness and demand.

MARKETING

         Marketing efforts are directed by the Company's President and Chief Executive Officer. Sales efforts for its gaming and wagering products are directed primarily to casino operators and duly licensed sports books throughout the United States and abroad.

TRADEMARKS

         The Company markets its services utilizing various names. The Company is currently in the process of registering the following trademarks recognizable in the United States: AIE(TM), Internet Casino Extension(TM), ICE(TM), webSports(TM), realSports(TM), Indian Casino Extension(TM), Internet Charity Extension(TM) and Hotel Hotlinks(TM). The Company has no patents or copyrights.

DEPENDENCE ON CUSTOMERS

         During the year ended December 31, 1996 the Company's two largest customers, Spintek Gaming Technologies, Inc. ("Spintek") and Patroon Agency, Inc., accounted for approximately 46% of the Company's revenues. During the year ended December 31, 1996, the Company provided investment advisory services to Spintek which accounted for approximately 27% of the Company's revenues. The Company does not anticipate revenues from this customer in the year ending December 31, 1997.

REGULATORY MATTERS

         The legality of gaming through the use of the Internet is uncertain at this point. Since the sale of a foreign subsidiary which ran a sports book (see Recent Developments), the Company does not operate virtual casinos or Internet sports books. However, sales of the Company's products depend on the continued international growth of virtual casinos and Internet sports books. A number of United States federal and state statutes could be construed to prohibit gaming through use of the Internet. While the Company focuses its sales and marketing efforts in jurisdictions that allow private network and Internet gaming which include Australian, Caribbean and American gaming markets, there can be no assurance that international, federal, state or local laws or regulatory procedures, including those which relate to the issue of jurisdiction over gaming on the Internet, which would adversely affect the Company's business, financial condition, results of operations or prospects will not be expanded or imposed.

COMPETITION

         The Company competes with other companies involved in the development and marketing of entertainment and medical products and services over the Internet and the Web. The Company faces intense competition in connection with its gaming operations. The Company believes that its Internet casino and sports book products currently compete with four (4) companies and that its Hotel Hot-Links product currently competes with two (2) companies. The Company continues to face increasing competition from both established and newly-emerging operations in both the United States and elsewhere. There are numerous casinos and sports books currently operating over the Internet, many of which use software developed for their own purposes. The Company believes that some of these operators may decide to offer to sell their software to other casino and sports book operators in the future. The Company's gaming products also compete with other forms of gaming activities, including state-sponsored lotteries and horse racing and competes for discretionary spending with other leisure time activities and alternate forms of entertainment.

         The Company's operations involving the distribution of medical testing and diagnostic devices over the Internet will compete against much larger pharmaceutical companies, such as Merck, Pfizer and Glaxo.

EMPLOYEES

         As of June 1, 1997 the Company had sixteen full-time employees, of whom 5 are software engineers. None of the Company's employees is covered by a collective bargaining agreement or is a member of a union. The Company may also employ full-time and part-time consultants on an as-needed basis. The Company considers its relationship with its employees to be satisfactory.

RECENT DEVELOPMENTS

         On November 25, 1996, the Company signed an agreement with Telecommunication Information Services Systems, NV, a Curacao based company to provide international sports and entertainment information services. The agreement was terminated in February 1997 in contemplation of the consummation of the Company's sale of Atlantic International, N.V., as described below.

         On December 15, 1996, the Company entered into an agreement to sell its foreign subsidiary, known as Atlantic International, N.V. ("AIE, NV"), which ran a sportsbook operation. The purchase price was $850,000 payable as follows: (i) $2,000 was paid to the Company at closing and (ii) the balance payable beginning 60 days after closing based on 40% of net win before expenses of the casino in a minimum monthly amount of $3,000. Interest on the unpaid balance accrues at 8% per annum. The effective date of this transaction was January 1, 1997, and the transaction closed in March 1997.

         On January 31, 1997, the Company entered into an agreement to purchase all of the shares of Eminet Domain, Inc. ("Eminet"). The purchase price for the shares was $2,020,000 payable by the issuance and delivery to the shareholders of Eminet or their designees of a minimum of 200,000 shares of fully-paid and non-assessable shares of Common Stock at the market value as of January 31, 1997 and $20,000 cash payable at March 31, 1997. In addition, the shareholders of Eminet or their designees will receive additional shares at market price equal to one time Eminet's net profit before taxes for the years ending 1997 and 1998 up to $750,000 per annum, one and one-half times over $750,000 to $1,000,000 and two times over $1,000,000. Eminet provides monthly Internet service to approximately 1,000 subscribers. The current equipment and personnel are capable of handling up to 2,500 subscribers without upgrades. As additional profit centers, Eminet hosts and programs web sites for businesses and individuals, provides networking design and services and sells computer and networking equipment.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 4,000 square feet of office space in Boca Raton, Florida pursuant to a lease expiring on November 30, 1997 with a monthly rent of approximately $5,000. The Company believes that its existing facilities are adequate for its current needs and that additional facilities in its service area are available to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material threatened or pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         On November 18, 1996, the Company held a Special Meeting of Shareholders to, among other things, vote on a proposal to reincorporate the Company under the laws of Delaware. There were 7,062,238 shares voted for the proposal, 700 shares voted against the proposal and 105 shares abstaining from the vote.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been quoted on the Nasdaq OTC Bulletin Board since July 25, 1996. Prior to July 25, 1996, the Company believes that its Common Stock last traded in a public market in approximately 1987. The Company's current symbol is "AIEE."

         The following table sets forth, for the periods indicated, the highest and lowest bid prices for the Common Stock, as reported by the Nasdaq OTC Bulletin Board. The prices reported reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions. The prices have been adjusted to reflect a 3 for 1 reverse split of the Company's Common Stock in November 1996.

CALENDAR 1996                         HIGH              LOW
-------------                         ----              ---

Third Quarter                        11.625            5.25

Fourth Quarter                       11.25             9.75

CALENDAR 1997                         HIGH              LOW
-------------                         ----              ---

First Quarter                          10               1.5

         At June 17, 1997, there were approximately 286 holders of record of the Company's Common Stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

         The Company has not paid any cash dividends on the Common Stock in the past and the Board of Directors does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future. The Company currently intends to utilize any earnings it may achieve for the development of its business and working capital purposes.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINS FORWARD- LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES AND AVAILABILITY OF MANAGERIAL PERSONNEL.

OVERVIEW

         During 1996, the Company's redirected its business from investment banking to providing products and services built around new and emerging technologies including the Internet, intranets, private networks and smart cards. The moratorium on investment banking operations did not result in the obsolescence of any property, plant or equipment because these assets included office and computer equipment and office furniture which the Company can use in the internet business activities. No employees were displaced and additional employees were hired to support the new operations.

RESULTS OF OPERATIONS

         The following is a summary of the Company's consolidated financial and operating data:

                                                   Year Ended December 31,
                                                   -----------------------
STATEMENTS OF OPERATIONS DATA:                      1996             1995
------------------------------                      ----             ----
Revenue                                      $454,656              $702,307
Income [Loss] from Operations                (427,975)              249,655
Net Income [Loss]                            (376,270)              158,839
Primary Income [Loss] Per Common Share          $(.04)                 $.02

BALANCE SHEET DATA:                     December 31, 1996      December 31, 1995
-------------------                     -----------------      -----------------
Working Capital                             $  199,893             $147,166
Total Assets                                 1,982,014              261,870
Total Liabilities                              302,879              102,949
Stockholders' Equity                         1,679,135              158,929

         The following is a summary of the Company's financial data broken into business segments:

                                                   1996               1995
                                            ---------------      ---------------

Net Sales:
         Investment Advisory Services            366,204              702,307
         Internet Software                        87,000                   --
         Medical Testing Kits                      1,452                   --
                                             -----------           ----------
                                              $  454,656           $  702,307
Operating Income:
         Investment Advisory Services            231,081              249,655
         Internet Software                      (659,056)                  --
         Medical Testing Kits                         --                   --
                                             -----------           -----------
                                              $ (427,975)          $  249,655
Total Assets:
         Investment Advisory Services              1,423                1,423
         Internet Software                     1,980,591                   --
         Medical Testing Kits                         --                   --
                                              ----------           ----------
                                              $1,982,014           $    1,423
Depreciation and Amortization:
         Investment Advisory Services                285                  285
         Internet Software                        67,091                   --
         Medical Testing Kits                         --                   --
                                              ----------           ----------
                                              $   67,376           $      285

                                                   1996               1995
                                            ---------------      --------------

Capital Expenditures:
         Investment Advisory Services              1,423                 1,423
         Internet Software                     1,490,395                    --
         Medical Testing Kits                         --                    --
                                              ----------           -----------
                                              $1,491,818           $     1,423

         During the year ended December 31, 1995, the Company's activities consisted primarily of investment advisory services which generated gross revenues in the amount of $702,307. General and administrative expenses totaled $452,367, or 64.40% of revenues. Of this amount, $245,800 represented rent, salaries and other general and administrative costs which was paid to an affiliate of the Company under a management agreement which expired on December 31, 1995. Beginning in January 1996, the Company paid all expenses out of its own operating accounts. Depreciation expense for 1995 totaled $285 or .04% of revenues, on total fixed assets of $1,423 consisting of office furniture and equipment. Net income, after a $90,500 (12.89% of revenues) provision for income taxes, totaled $158,839.

         In the first half of the year ended December 31, 1996, the focus of Company's business activity shifted from investment advisory services to supplying Internet related products upon the acquisition of various computer software products from RAM. During this period, investment advisory services were phased out and currently remain an inactive profit center of the Company. In 1996, expenditures were made for both software and hardware in an aggregate amount of $1,490,395. Additional employees were hired in both the technical and sales areas. With the further development of the Internet related software products and the change of business focus, revenues dropped by 35.26%, or $247,651 to a total of $454,656 for 1996. Investment advisory service income for 1996 was $366,204 representing 80.55% to total revenues. Internet related sales totaled $88,452 or 19.45% of total revenues. Depreciation expense and software amortization for 1996 totaled $68,332 or 15.03% of gross revenues.

         The operating income from the investment advisory services for the year ended December 31, 1996 totaled $231,081. Internet related activities generated a net loss from operations of ($659,056) due to the costs associated with the start up of the new business segment. In the fourth quarter of 1996, a wholly owned subsidiary of the Company, AIE(TM), NV, opened A demonstration site for it's Internet gaming software in Curacao. In the first quarter of 1997, AIE(TM) NV and its operations were sold as an opening Internet casino and sports book. The neT operating loss from this discontinued business segment totaled ($29,244).

OUTLOOK

         The gaming industry, particularly as it relates to the Internet is expected to continue to grow for the foreseeable future. Worldwide interest in the ICE(TM) and webSports(TM) softWare systems is high with particular attention coming from Australia where the government is supportive of private network and Internet gaming. Management expects continued sales growth from these products. The Company will continue to focus its efforts on marketing these software systems as well as the Hotel Hotlinks(TM) product. Management believes that interest in the HoteL Hotlinks(TM) product is very high especially in Australia, Las Vegas and Atlantic City. ThE company expects significant sales of this product to begin in the third quarter of 1997. The Company will also continue its development of add-on products for both ICE(TM) and webSports(TM) including the adaptations for Indian and Charity gaming markets.

         Management expects continued growth in its credit card cash advance system as smart card technology integration allows this system to expand into other financial services. In addition, the Company will continue to provide on-line, private network, Web and networking services through Eminet which is also expected to contribute significantly to profits in 1997 due to new contracts and expanding awareness among area Internet users. The Company is considering expanding its portfolio of Internet and computer related services by increasing its training capabilities.

         Management does not expect the Company's medical and consumer products divisions to significantly contribute to revenues and profits in the near future. The AIM division is expected to become fully active in the third quarter of 1997 and contribute modestly to profits until the middle of 1998 at which time revenues are expected to increase substantially based on the Company's commitment to dedicating additional resources to this division.

         While THE ORIGINAL AS SEEN ON TV business does not contribute currently to either revenues or expenses, consumer response has been significant. In addition, interest in the business has been appreciable from manufacturers of these types of products. The Company expects to allocate some minor resources to this activity in the third quarter of 1997, but does not expect significant revenues to be realized until the first quarter, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL. At December 31, 1995 the Company had a working capital of $147,166. At December 31, 1996, the Company had working capital of $199,893.

         CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES. During the years ended December 31, 1995 and 1996, net cash used by operating activities was $0 and $193,975, respectively. Cash flows from continuing operating activities decreased by $193,975 for the year ended December 31, 1996 compared to the same period in 1995 primarily due to start up expenditures of a new segment of business which included costs associated with the acquisition of Internet and private network products. Initial research and development costs were expensed as well as related costs associated with start up operations. Additional office space was acquired and additional employees were hired to support the development of the software products.

         CASH FLOWS FROM INVESTING ACTIVITIES. During the years ended December 31, 1995 and 1996, the Company made net capital expenditures of $48,144 and $308,859, respectively, primarily for purchases of property and equipment. The amounts expended in 1996 represent expenditures necessary for the Internet and private network development and implementation.

         CASH FLOWS FROM FINANCING ACTIVITIES. During the years ended December 31, 1995 and 1996, cash flows from financing activities were $723,425 and $90, respectively. For the year ended December 31, 1996, cash flows from financing activities are primarily from the issuance of Common Stock in connection with private placements of the Company's Common Stock which raised proceeds to the Company of approximately $701,770.

         The Company believes that cash from operating activities will be sufficient to fund proposed operations for at least the next 12 months at its current rate of growth.

INFLATION

         In the opinion of management, inflation has not had a material adverse effect on its results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

         [See page F-1.]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On December 19, 1996, the Board of Directors of the Company dismissed Jones, Jensen & Company ("Jones Jensen") as independent accountants to the Company and appointed Buchbinder Tunick & Company LLP as the new independent accountants to the Company. Jones Jensen's accountant's report on the financial statements of the Registrant for the year ended December 31, 1995 (the period for which Jones Jensen was engaged as independent accountants) did not contain any adverse opinion or disclaimer of opinion and other than a going concern qualification, was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         On January 30, 1997, the Board of Directors of the Company dismissed Buchbinder Tunick & Company LLP as independent accountants to the Company and on March 5, 1997 appointed Moore Stephens, P.C. as the new independent accountants to the Company. Buchbinder Tunick & Company LLP has not reported on any of the Company's financial statements. Since, December 19, 1996 (the date on which Buchbinder was engaged as the Company's independent accountants), there were no disagreements between the Company and Buchbinder Tunick & Company LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Buchbinder Tunick & Company LLP, would have caused Buchbinder Tunick & Company LLP to make a reference to the subject matter of the disagreements in connection with its reports.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company and their positions with the Company are set forth below.

         NAME                       AGE          POSITION
         ----                       ---          --------

         Norman J. Hoskin            62          Chairman of the Board
                                                 Secretary and Treasurer
         Richard A. Iamunno          39          President, Chief Executive
                                                 Officer and Director
         Steven D. Brown             50          Director

         NORMAN J. HOSKIN has served as the Chairman of the Board, Secretary and President since July 16, 1996 and served as Chairman of the Board, Secretary and President of Atlantic since its inception in 1994. Mr. Hoskin served a Senior Vice President of Rentar Industries Group from 1972 to 1982, one of the largest transportation, warehousing and banking conglomerates in the United States. Mr. Hoskin was former Chairman of the Board of Tapistron International (NASDAQ/NMS:
TAPI). He was formerly a Director and Officer of Trinitech Systems (AMEX: TSI). Currently he is a Director of Aquacare Systems (NASDAQ: AQCR), Consolidated Technologies (NASDAQ: COTG), Spintek Gaming (NASDAQ/OTC: SPTK) and American Artists Corporation. Mr. Hoskin is also a Director and Secretary of Aqua Care Systems.

         RICHARD A. IAMUNNO has served as a Director, the Chief Executive Officer and President since July 16, 1996 and served as a Director, the Chief Executive Officer and President of Atlantic since its inception in 1994. Prior to starting the Company, Mr. Iamunno was President of Ameristar International, an investment banking firm which provided European-based companies with merger assistance into the U.S. public marketplace from December 1992 to June 1994. Mr. Iamunno's business experience incudes positions as Senior Director of Marketing and Vice President of Western Union Corporation. Mr. Iamunno has recently served as a Director of Tapistron International (NASDAQ/NMS: TAPI) and in the past as a Director of Trinitech Systems, Inc. (AMEX:TSI) among others. Mr. Iamunno earned his Business degree from Drake University in Des Moines, Iowa.

         STEVEN D. BROWN was appointed a Director of the Company on July 16, 1996. Mr. Brown is the Chairman of American Artists Film Corporation, A Georgia-based public company. Since 1989, Mr. Brown has been active in the development of feature film projects, through Movie America Corporation, a Georgia corporation which Mr. Brown helped organize and for which he served as President and Director until leaving that company in 1991 to found American Artists Film Corporation.

MEETINGS AND COMMITTEES

         The Board held no meetings during the year ended December 31, 1996. From time to time during such year, the members of the Board acted by unanimous written consent. The Company has no standing compensation or audit committees. The typical functions of such committees are performed by the entire Board of Directors.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth the total compensation for the Company's chief executive officer during the year ended December 31, 1996, 1995 and 1994. No other executive officer's salary and bonus exceeded $100,000 for services rendered to the Company during such years.

                           SUMMARY COMPENSATION TABLE



                                                    Annual Compensation(1)
                                                  -----------------------------

                Name And
           Principal Position        Year         Salary($)        Bonus($)
           ------------------        ----         ---------        --------

Richard A. Iamunno.................  1996         $ 63,000            --
  President and Chief                1995           57,000(2)         --
  Executive Officer                  1994           20,000(2)         --


---------------------
(1) THE COLUMNS FOR "OTHER ANNUAL COMPENSATION" AND "LONG-TERM COMPENSATION" HAVE BEEN OMITTED AS THERE IS NO COMPENSATION REQUIRED TO BE REPORTED IN SUCH COLUMNS. THE AGGREGATE AMOUNT OF PERQUISITES AND OTHER PERSONAL BENEFITS DID NOT EXCEED THE LESSER OF $50,000 OR 10% OF THE TOTAL OF SALARY AND BONUS. IN ADDITION, THE OPTION GRANTS IN LAST YEAR TABLE AND AGGREGATED OPTION EXERCISES IN LAST YEAR AND YEAR END OPTION VALUES TABLE HAVE BEEN OMITTED AS THE ABOVE NAMED EXECUTIVE OFFICER WAS NOT GRANTED ANY OPTIONS DURING THE LAST YEAR AND OWNS NO OPTIONS.

(2) REPRESENTS SALARY PAID FOR SERVICES RENDERED AS AN EXECUTIVE OF ATLANTIC INTERNATIONAL CAPITAL, LTD., A WHOLLY-OWNED SUBSIDIARY OF THE COMPANY.

BOARD OF DIRECTORS COMPENSATION

         The Company does not currently compensate directors who are also executive officers of the Company for service on the Board of Directors. Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

LONG-TERM INCENTIVE AND PENSION PLANS

         The Company does not have any long-term incentive or defined benefit pension plans.

OTHER

         No director or executive officer is involved in any material legal proceeding in which he is a party adverse to the Company or has a material interest adverse to the Company.

EMPLOYMENT AGREEMENTS

         On June 17, 1996, the Company entered into a consulting agreement with Wayne Newton which expires on June 1, 1999, pursuant to which Mr. Newton will serve as a spokesman of the Company. As compensation, Mr. Newton will receive 5,000 shares of the Company's Common Stock for each year of the three year term and will receive a cash payment for each activity he participates in on behalf of the Company at fees to be negotiated by the parties.

         On July 22, 1996, the Company reached an oral agreement with Centerline Associates, Inc. ("Centerline") pursuant to which Centerline provides the Company with consulting services in the areas of software and hardware project requirements and the development of business and acquisition opportunities. As compensation, Centerline received base compensation of $52,000 per annum for the year ended December 31, 1996 and will receive $72,000 per annum for the remainder of the agreement which expires on December 31, 1997.

         The Company is currently negotiating employment agreements with Messrs. Iamunno, Hoskin and Halaburda pursuant to which they will continue to serve as the Company's President and Chief Executive Officer, Chairman of the Board, Secretary and Treasurer, and Chief Financial Officer, respectively. It is anticipated that as compensation for their services, the Company will pay Messrs. Iamunno, Hoskin and Halaburda base salaries of $110,000, $110,000 and $90,000 per annum, respectively which shall be subject to annual increases of 10%. The Company expects that each of the agreements will continue for three years will expire in the year 2000. Other than the aforementioned agreements, the Company has not entered into any other employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Each of the following persons failed to file on a timely basis one report for a single transaction required by Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder (the "Exchange Act"), during the year ended December 31, 1996: Norman Hoskin, Richard Iamunno and Steven D. Brown. Each of the transactions for the above named individuals were subsequently reported to the Commission on Form 3.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of June 17, 1997, information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group. As of June 17, 1997, there were outstanding 9,540,187 shares of the Common Stock of the Company.

                                                Amount of
                                                Beneficial
  Name and Address of Beneficial Owner(2)       Ownership       Percent of Class
----------------------------------------        ----------      ---------------

Norman J. Hoskin                                  1,115,935          11.7%

Richard A. Iamunno                                1,133,270          11.9%

Steven D. Brown                                           0            *

The AWIXA Trust                                   2,480,876          26.0%
c/o Smith, Barnard & Diel
52 Reid Street
Hamilton, Bermuda

The Kunni Lemmel Trust                            2,480,876          26.0%
c/o Smith, Barnard & Diel
52 Reid Street
Hamilton, Bermuda

All Officers and Directors as a Group             2,249,205          23.6%
(3 persons)


(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

(2) Unless otherwise indicated, all addresses are at the Company's office at 2200 Corporate Blvd., Suite 317, Boca Raton, Florida 33431.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 1995, the Company entered into a one year management agreement with a company which is deemed to be an affiliate because of identical stockholder interests. Under the agreement, the Company paid monthly management fees aggregating $245,800 for the year ended December 31, 1995, representing operating expenses including rent, salaries and other general and administrative costs. The agreement expired on December 31, 1995, at which date $10,000 was due from the affiliate. Additionally, the Company made advances to the affiliated company during the year ended December 1996, increasing the balance receivable to $48,273. The advances are non-interest bearing, and due on demand.

         The Company has notes payable to two officers in the aggregate amount of $21,655 at December 31, 1996. The notes are demand notes and incur interest at 8% per annum. Interest expense related to the shareholders notes totaled $1,302 for the year ended December 31, 1996.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

         *3.1     --       Certificate of Incorporation of the Company.

         *3.2     --       Bylaws of the Company.

         *4.1     --       Specimen Common Stock Certificate.

         *10.1    --       Incentive Stock Option Plan for Employees, Directors,
                           Consultants and Advisers.

         *10.2    --       Exchange   of   Stock    Agreement    and   Plan   of
                           Reorganization dated July 16, 1996 by and between the
                           Company  (formerly known as CEEE Group  Corporation),
                           Edward    Cowle,    Deworth    Williams,     Atlantic
                           International Capital, Ltd., and each of the former stockholders of Atlantic International Capital, Ltd.
                           listed on Schedule I thereto.

         *10.3    --       Amendment  No. 1 to Exchange of Stock  Agreement  and
                           Plan of Reorganization dated September 5, 1996 by and
                           between  the  Company  (formerly  known as CEEE Group
                           Corporation),   Edward   Cowle,   Deworth   Williams,
                           Atlantic International Capital, Ltd., and each of the
                           former   stockholders   of   Atlantic   International
                           Capital, Ltd. listed on Schedule I thereto.

         *10.4    --       Agreement and Plan of Merger dated as of November 18,
                           1996, between Atlantic  International  Entertainment,
                           Ltd.,   a   Delaware   corporation   and  CEEE  Group
                           Corporation, Ltd., a Colorado corporation.

         *10.5    --       Purchase  and Sale  Agreement  dated as of April  15,
                           1996 by and between the Company, RAM Associates and James A Dougherty.

         *10.6    --       Agreement  for Purchase and Sale of Stock dated as of
                           December   15,  1996  by  and  between  the  Company,
                           Atlantic   International   Entertainment,    NV   and
                           Australian Advisers, Ltd.

         *10.7    --       Agreement  for Purchase and Sale of Stock dated as of
                           January 31, 1997 by and between the Company and Eminet Domain, Inc.

         *10.8    --       Consulting Agreement dated as of June 17, 1996 by and
                           between the Company and Wayne Newton.

         *10.9    --       License Agreement dated as of November 4, 1996 by and
                           between  the  Company  and   Atlantic   International
                           Entertainment, N.V.

         *10.10   --       License  Agreement  dated as of December  27, 1996 by
                           and between the Company and Patroon Agency, Inc.

         *10.11   --       License  Agreement  dated as of December  31, 1996 by
                           and between the Company and Carib Sportsbook, Inc.

         *10.12   --       License  Agreement  dated as of February  27, 1997 by
                           and  between  the  Company  and  Grenada   Management
                           Corporation.

         *10.13   --       License  Agreement  dated as of March 17, 1997 by and
                           between the Company and ThirdAge, Inc.

         *11.1    --       Statement re: computation of per share earnings.

         *27      --       Financial Data Schedule.

--------------------------
*        Included herein.

         (b)      REPORTS ON FORM 8-K

                  On December 3, 1996, the Company filed with the Commission, a report on Form 8-K dated November 18, 1996 disclosing the reincorporation merger with and into Atlantic International Entertainment, Ltd., a Delaware corporation. No other report on Form 8-K was filed during the three month period ended December 31, 1996.

                  On February 6, 1997, the Company filed two reports on Form 8-K dated December 19, 1996 and January 30, 1997, respectively. Such reports disclosed changes in the Company's independent accountants.

                  On April 14, 1997, the Company filed with the Commission a Form 8-K dated March 7, 1997 disclosing the acquisition of Eminet Domain, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ATLANTIC INTERNATIONAL ENTERTAINMENT,
                                        LTD.

Dated:  July 3, 1997                    /s/ NORMAN HOSKIN
                                        -------------------------------------
                                        Norman J. Hoskin,
                                        Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                      Title                          Date
        ---------                      -----                          ----

/s/ NORMAN HOSKIN               Chairman of the Board,            July 3, 1997
-----------------------------   Secretary, and Treasurer
      Norman J. Hoskin


/s/ RICHARD IAMUNNO            President, Chief Executive         July 3, 1997
-----------------------------  Officer and Director
      Richard A. Iamunno


/s/ DAVID HALABURDA            Chief Financial Officer            July 3, 1997
-----------------------------  (principal accounting officer)
      David Halaburda


/s/ STEVEN BROWN               Director                           July 3, 1997
-----------------------------
      Steven D. Brown

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                           PAGE
                                                                           ----


Independent Auditor's Report .............................................  F-2

Consolidated Balance Sheet as of December 31, 1996 .......................  F-3

Consolidated Statements of Operations for the years ended
December 31, 1996 and 1995................................................  F-4

Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 1996 and 1995....................................  F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1996 and 1995................................................  F-6

Notes to Consolidated Financial Statements ...............................  F-8





                             . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Atlantic International Entertainment, Ltd.



                  We have audited the accompanying consolidated balance sheet of Atlantic International Entertainment, Ltd. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic International Entertainment, Ltd. and its subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





                                         /s/ MOORE STEPHENS, P. C.
                                         -----------------------------
                                         MOORE STEPHENS, P. C.
                                         Certified Public Accountants.

Cranford, New Jersey
March 26, 1997
                                       F-2

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                        $  421,188
   Refundable Income Taxes                                              77,215
   Prepaid Expenses                                                      4,369
                                                                    ----------
   TOTAL CURRENT ASSETS                                                502,772
                                                                    ----------
FURNITURE, FIXTURES AND EQUIPMENT
   Furniture and Fixtures                                                2,901
   Computer Hardware                                                   247,894
   Equipment                                                            18,914
   Leasehold Improvements                                               13,401
                                                                    ----------

   Total - At Cost                                                     283,110
   Less:  Accumulated Depreciation and Amortization                     19,723
                                                                    ----------
   FURNITURE, FIXTURES AND EQUIPMENT - NET                             263,387
                                                                    ----------

SOFTWARE [NET OF ACCUMULATED AMORTIZATION OF $48,894]                1,159,814
                                                                    ----------
OTHER ASSETS:
   Organization Costs - [Net of Accumulated Amortization of $323]        2,902
   Due from Related Parties                                             48,273
   Other Assets                                                          4,866
                                                                    ----------

   TOTAL OTHER ASSETS                                                   56,041
                                                                    ----------
   TOTAL ASSETS                                                     $1,982,014
                                                                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                            $  252,945
   Notes Payable - Officer                                              21,655
   Due to Customers                                                     28,279
                                                                    ----------

   TOTAL CURRENT LIABILITIES                                           302,879
                                                                    ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock - Par Value $.001 Per Share; Authorized
     10,000,000 Shares, None Issued or Outstanding                          --

   Common Stock - Par Value $.001 Per Share;
     Authorized 100,000,000 Shares, Issued and
     Outstanding 9,190,184 Shares                                        9,190

   Additional Paid-in Capital                                        1,887,376

   Accumulated Deficit                                                (217,431)
                                                                    ----------
   TOTAL STOCKHOLDERS' EQUITY                                        1,679,135
                                                                    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $1,982,014
                                                                    ==========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                         Years Ended
                                                                         -----------
                                                                        December 31,
                                                                        ------------
                                                                    1 9 9 6             1 9 9 5
                                                                    -------             -------

REVENUE                                                       $       454,656     $       702,307
                                                              ---------------     ---------------

GENERAL AND ADMINISTRATIVE                                            815,255             452,367

DEPRECIATION AND AMORTIZATION                                          67,376                 285
                                                              ---------------     ---------------

   TOTAL OPERATING EXPENSES                                           882,631             452,652
                                                              ---------------     ---------------

   [LOSS] INCOME FROM OPERATIONS                                     (427,975)            249,655
                                                              ---------------     ---------------

OTHER INCOME [EXPENSES]:
   Interest Income                                                      4,350                  --
   Interest Expense                                                    (2,870)                 --
   Interest Expense - Related Party                                    (1,302)                 --
   Other Income [Expense]                                               3,556                (316)
                                                              ---------------     ---------------

   OTHER INCOME [EXPENSES] - NET                                        3,734                (316)
                                                              ---------------     ---------------

   [LOSS] INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAX [BENEFIT] EXPENSE                                    (424,241)            249,339

INCOME TAX [BENEFIT] EXPENSE                                          (77,215)             90,500
                                                              ---------------     ---------------

   [LOSS] INCOME FROM CONTINUING OPERATIONS                          (347,026)            158,839

[LOSS] FROM OPERATIONS OF DISCONTINUED FOREIGN SUBSIDIARY             (29,244)                 --
                                                              ---------------     ---------------

   NET [LOSS] INCOME                                          $      (376,270)    $       158,839
                                                              ===============     ===============

[LOSS] INCOME PER COMMON SHARE:
   Continuing Operations                                                 (.04)                .02
   Discontinued Operations                                                 --                  --
                                                              ---------------     ---------------

   TOTAL [LOSS] INCOME PER COMMON SHARE                       $          (.04)    $           .02
                                                              ===============     ===============

   NUMBER OF SHARES                                                 8,514,537           8,303,484
                                                              ===============     ===============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                     Common Stock                 Additional
                                                                     ------------                 ----------
                                                               Number of                            Paid-in
                                                               ---------                            -------
                                                                Shares            Amount            Capital
                                                                ------            ------            -------
   BALANCE - JANUARY 1, 1995                                            --      $         --      $        --

Issuance of Common Stock in Combination [1]                      6,803,451             6,803           (6,803)

Sale of Common Stock                                                    90                90               --

Recapitalization Adjustment [1]                                        (90)              (90)              90

Net Income                                                              --                --               --
                                                                ----------      ------------       ----------

   BALANCE - DECEMBER 31, 1995                                   6,803,451             6,803           (6,713)

Equity of CEEE [1]                                               1,500,033             1,500           (6,794)

Sale of Common Stock                                                    13                13           35,749

Recapitalization Adjustment [1]                                        (13)              (13)              13

Private Placement [1]                                              886,700               887          825,994

Asset Acquisition [4]                                              200,000                --        1,200,000

Recapitalization Adjustment [1]                                   (200,000)               --               --

Recapitalization Costs [1]                                              --                --         (160,873)

[Loss] from Continuing Operations                                       --                --               --

[Loss] from Discontinued Foreign Subsidiary                             --                --               --
                                                                ----------      ------------       ----------

   BALANCE - DECEMBER 31, 1996                                   9,190,184      $      9,190       $1,887,376
                                                                ==========      ============       ==========

                                                                                                    Total
                                                                                                    -----
                                                               Accumulated      Preferred       Stockholders'
                                                               -----------      ---------       -------------
                                                                 Deficit          Stock            Equity
                                                                 -------          -----            ------
   BALANCE - JANUARY 1, 1995                                $       --        $     --          $      --

Issuance of Common Stock in Combination [1]                         --              --                 --

Sale of Common Stock                                                --              --                 90

Recapitalization Adjustment [1]                                     --              --                 --

Net Income                                                     158,839              --            158,839
                                                            ----------        --------         ----------

   BALANCE - DECEMBER 31, 1995                                 158,839              --           158,929

Equity of CEEE [1]                                                  --              --           (5,294)

Sale of Common Stock                                                --              --           35,762

Recapitalization Adjustment [1]                                     --              --               --

Private Placement [1]                                               --              --          826,881

Asset Acquisition [4]                                               --              --        1,200,000

Recapitalization Adjustment [1]                                     --              --               --

Recapitalization Costs [1]                                          --              --         (160,873)

[Loss] from Continuing Operations                             (347,026)             --         (347,026)

[Loss] from Discontinued Foreign Subsidiary                    (29,244)             --          (29,244)
                                                            ----------       ---------      ------------

   BALANCE - DECEMBER 31, 1996                              $ (217,431)       $     --      $ 1,679,135
                                                            ==========       =========      ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                   Years Ended
                                                                                                   -----------
                                                                                                  December 31,
                                                                                                  ------------
                                                                                           1 9 9 6             1 9 9 5
                                                                                           -------             -------
OPERATING ACTIVITIES:
   [Loss] Income from Continuing Operations                                           $      (347,026)    $       158,839
   Adjustments to Reconcile Net Income [Loss] to
     Net Cash [Used for] Operating Activities:
     Depreciation and Amortization                                                             67,376                 285

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Trade Accounts Receivable                                                              (63,965)            (13,250)
       Prepaid Expenses and Other Current Assets                                               20,723                 (92)
       Other Assets                                                                            (6,900)                 --

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                                                  225,686              12,449
       Income Taxes Payable                                                                   (90,500)             90,500
       Other Current Liabilities                                                                  631                  --
                                                                                      ---------------     ---------------

   NET CASH - CONTINUING OPERATIONS                                                          (193,975)            248,731
                                                                                      ---------------     ---------------

DISCONTINUED OPERATIONS:
   [Loss] from Discontinued Operations                                                        (29,244)                 --
   Adjustments to Reconcile Net [loss] to Net Cash Operations:
     Depreciation                                                                               1,278                  --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Other Assets                                                                              (815)                 --

     Increase [Decrease] in:
       Accounts Payable                                                                        14,808                  --
       Customer Deposits                                                                       27,648                  --
                                                                                      ---------------     ---------------

   NET CASH - DISCONTINUED OPERATIONS                                                          13,675                  --
                                                                                      ---------------     ---------------

   NET CASH - OPERATING ACTIVITIES - FORWARD                                                 (180,300)            248,731
                                                                                      ---------------     ---------------

INVESTING ACTIVITIES - CONTINUING OPERATIONS:
   Increase in due from Related Parties                                                       (37,177)            (11,096)
   Increase in Other Receivable                                                                    --             (25,000)
   Sale [Purchase] of Investments                                                              10,252             (10,625)
   Purchase of Property and Equipment                                                        (281,934)             (1,423)
                                                                                      ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES                                                           (308,859)            (48,144)

INVESTING ACTIVITIES - DISCONTINUED OPERATIONS:
   Purchase of Property and Equipment                                                         (13,755)                 --
                                                                                      ---------------     ---------------

   NET CASH INVESTING ACTIVITIES - FORWARD                                            $      (322,614)    $       (48,144)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                   Years Ended
                                                                                                   -----------
                                                                                                  December 31,
                                                                                                  ------------
                                                                                           1 9 9 6             1 9 9 5
                                                                                           -------             -------

   NET CASH - OPERATING ACTIVITIES - FORWARDED                                        $      (180,300)    $       248,731
                                                                                      ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES - FORWARDED                                               (322,614)            (48,144)
                                                                                      ---------------     ---------------

FINANCING ACTIVITIES - CONTINUING OPERATIONS:
   Proceeds from Issuance of Common Stock                                                     701,770                  90
   Increase in Loan Payable to Shareholder                                                     21,655                  --
                                                                                      ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES - CONTINUING OPERATIONS                                    723,425                  90
                                                                                      ---------------     ---------------

   INCREASE IN CASH AND CASH EQUIVALENTS                                                      220,511             200,677

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                                                200,677                  --
                                                                                      ---------------     ---------------

   CASH AND CASH EQUIVALENTS - END OF YEARS                                           $       421,188     $       200,677
                                                                                      ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                                         $         4,172     $            --
     Income Taxes                                                                     $        77,215     $            --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


     On April 15, 1996, the Company entered into an asset acquisition agreement. The non-cash portion of the transaction included the issuance of 200,000 shares of common stock with a fair value of $1,200,000 [See Note 1 for details of recapitalization].

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] ORGANIZATION AND STOCK ACQUISITION

CORPORATE STRUCTURE - CEEE Group, Inc. ["CEEE"] was incorporated under the laws of the State of Colorado in October of 1939 as Pacific Gold, Inc. CEEE was organized to explore, develop, mine and mill gold and silver deposits of ore. The Company conducted limited mining activities until operations ceased. CEEE was seeking new business opportunities as a development stage entity.

On July 16, 1996, CEEE entered into an exchange of stock and plan of organization with Atlantic International Capital, Ltd. ["AIC"] pursuant to which CEEE acquired all of the common shares of AIC in exchange for an aggregate of 6,803,451 common shares of CEEE. Following the share exchange and the issuance of all shares, the shareholders of AIC own approximately 94% of CEEE.

For accounting purposes, the acquisition is being recorded as a recapitalization of AIC, with AIC as the acquirer. The shares issued are treated as issued by AIC for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. Recapitalization costs totaling $160,873 were charged to additional paid-in capital. The consolidated financial statements of the Company reflect the results of operations of CEEE and AIE from July 1, 1996 through December 31, 1996. The consolidated financial statements prior to July 1, 1996 reflect the results of operations and financial position of AIC. Pro forma information on this transaction is not presented as, at the date of this transaction, CEEE is considered a public shell and, accordingly, the transaction will not be considered a business combination. CEEE changed its name to Atlantic International Entertainment, Ltd. ["AIE or the "Company"]. AIE was incorporated under the laws of the State of Delaware on August 22, 1996.

Upon consummation of the merger, the Company's authorized capital was increased to 100,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of preferred stock, $.001 par value. The combined entity operates under the name of Atlantic International Entertainment, Ltd.

PRIVATE PLACEMENT - On September 18, 1996 and October 31, 1996, the Company issued 521,500 and 365,200 shares, respectively of common stock in a private placement of its securities. The Company received net proceeds of approximately $826,881.

NATURE OF BUSINESS - The Company is located in Southern Florida and develops and markets products and services which are offered and operated via the Internet and World Wide Web. The operations are focused on three industries which include investment advisory services, Internet software and medical products and equipment.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the improvements.

ORGANIZATION COSTS - Costs incurred with the organization of the Company have been capitalized and are being amortized over a period of five-years on the straight-line method. As of December 31, 1996, organization costs net of accumulated depreciation totaled $2,902.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

REVENUE RECOGNITION - Revenue from computer software licensing agreements is accounted for under the cost recovery method, no profit is recognized until cash payments by the buyer exceed the seller's cost of the software sold. After all costs have been recovered, any additional cash collections are included in income. Included in general and administrative expenses is $11,200 of cost related to recovered costs. Revenue from investment advisory services is recognized when services are performed.

DEFERRED INCOME TAXES - The Company accounts for deferred income taxes in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 109 "Accounting for Income Taxes." The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Temporary differences include different tax and book bases of property and equipment.

ADVERTISING EXPENSES - The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the years ended December 31, 1996 and 1995 amounted to approximately $51,500 and $-0-, respectively.

LOSS PER SHARE - Loss per share of common stock is based on the weighted average number of common shares outstanding for the periods presented, plus the number of shares issued in the reverse merger, as if they were outstanding for all periods presented.

SOFTWARE AND AMORTIZATION - Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to establishment of technological feasibility to produce the finished product are capitalized. The annual amortization of the capitalized amounts is the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization begins when the product is available for general release to customers. Periodic reviews are performed to ensure that unamortized program costs remain recoverable from future revenues. Costs to support or service licensed programs are charged against income as incurred, or when related revenue is recognized, whichever occurs first.

IMPAIRMENT - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1996, management expects these assets to be fully recoverable.

[3] SIGNIFICANT RISKS AND UNCERTAINTIES

[A]   CONCENTRATIONS  OF  CREDIT  RISK  -  CASH  -  The  Company  currently  has approximately $301,000 on deposit in excess of federally insured limits.

[B] OTHER CONCENTRATION - The Company purchases software from one vendor. Management believes that there is no business vulnerability regarding this concentration of purchases from the vendor as the software is available from other sources.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------

[3] SIGNIFICANT RISKS AND UNCERTAINTIES [CONTINUED]

[C] USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[D] LICENSE RIGHTS - The Company's business is dependent on maintaining its licensing rights to the software.

[4] ASSET ACQUISITION

On April 15, 1996, the pre-merger Company [See Note 1] purchased certain assets consisting principally of computer software for Internet products and hardware. The purchase price was $1,230,000 payable as $30,000 in cash and issued 200,000 shares of common stock with a fair value of $1,200,000.

In accordance with generally accepted accounting principles, the assets acquired were capitalized since management believes these assets have alternative future uses.

[5] PROPERTY AND EQUIPMENT

The following details the composition of property and equipment:

                                                                                Accumulated
                                                                                -----------
                                                                Cost           Depreciation            Net
                                                                ----           ------------            ---

Equipment, Office Fixtures and Furnishings                 $      250,795    $        17,464    $      233,331
Leasehold Improvements                                             13,401                958            12,443
Equipment                                                          18,914              1,301            17,613
                                                           --------------    ---------------    --------------

   TOTALS                                                  $      283,110    $        19,723    $      263,387
   ------                                                  ==============    ===============    ==============

Depreciation expense for the years ended December 31, 1996 and 1995 was $19,438 and $285, respectively.

[6] LEASES

The Company leases and subleases office space under operating leases expiring through November 1997, and has a $3,081 security deposit with its landlord. The lease grants an option for renewal for an additional three years.

Minimum future rental payments under non-cancelable operating having remaining terms in excess of one year as of December 31, 1996.

Year Ending                         Operating
-----------                         ---------
December 31,                         Leases            Subleases
------------                         ------            ---------

    1997                        $         41,973  $         2,792
                                ================  ===============

Rent expense for the years ended December 31, 1996 and 1995 was $53,427 and $-0-, respectively. The prior year rent was included as part of a management fee to an affiliated company [See Note 8].

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------

[7] FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ["SFAS'] No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet classifications as of December 31, 1996:

                                                Carrying           Fair
                                                --------           ----
                                                Amount            Value
                                                ------            -----

Due from Related Parties                    $         48,273  $        39,146
Due to Related Officers                     $         22,286  $        22,286

In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, related party and trade payables, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

[8] RELATED PARTY TRANSACTIONS

In January 1995, the Company entered into a one year management agreement with a company which is deemed to be an affiliate because of identical stockholder interests. Under the agreement, the Company paid monthly management fees aggregating $245,800 for the year ended December 31, 1995, representing operating expenses including rent, salaries, and other general and administrative costs. The agreement expired on December 31, 1995, at which date $10,000 was due from the affiliate.

Additionally, the Company made advances to the affiliated company during the year ended December 1996, increasing the balance receivable to $48,273. The advances are non-interest bearing, and due on demand.

The Company has notes payable to two officers in the aggregate amount of $21,655 at December 31, 1996. The notes are demand notes and incur interest at 8% per annum. Interest expense related to the shareholders notes totaled $1,302 for the year ended December 31, 1996.

[9] PROVISION FOR INCOME TAXES

Income tax [benefit] expense consists of the following

                                                 December 31,
                                                 ------------
                                           1 9 9 6           1 9 9 5
                                           -------           -------
Current:
   Federal                           $        (77,215) $        76,800
   States                                          --           13,700
                                     ----------------  ---------------

   Total Current                              (77,215)          90,500
                                     ----------------  ---------------

Deferred:
   Federal                           $             --  $            --
   States                                          --               --
                                     ----------------  ---------------

   Total Deferred                                  --               --
                                     ----------------  ---------------

   TOTAL [BENEFIT] TAX               $        (77,215) $        90,500
   -------------------               ================  ===============

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------

[9] PROVISION FOR INCOME TAXES [CONTINUED]

Income tax at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                   December 31,
                                                   ------------
                                             1 9 9 6           1 9 9 5
                                             -------           -------

Federal Statutory Rate                           (34.0)%         30.8%
Non-Deductible Expenses                          (13.3)            --
Benefit of Net Operating Loss                     52.8             --
State Income Taxes                                (5.5)           5.5
                                           -----------     ----------

   EFFECTIVE RATE                                   --%          36.3%
   --------------                          ===========     ==========

In 1996, the Company recognized the benefit of $77,215 from the utilization of an operating loss carryback which is expected to be filed in 1997.

The Company has a net operating loss carryforward of approximately $369,000 all of which will expire in 2011.

The major components of deferred income tax assets and liabilities are as follows:

                                                December 31,
                                                ------------
                                                   1 9 9 6
                                                   -------
Deferred Tax Liabilities
   Accelerated Depreciation                    $      (85,620)
                                               --------------

Deferred Tax Assets:
   Net Operating Loss                                 138,700

Net Deferred Tax Asset:
   Before Valuation Allowance                          53,080
   Valuation Allowance                                 53,080

   NET DEFERRED INCOME TAX ASSET               $           --
   -----------------------------               ==============

The Company recorded a valuation allowance due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards.

[10] BUSINESS SEGMENT INFORMATION

The Company's  operations  have been  classified  into three business  segments:
investment   advisory  services  Internet  software  and  medical  products  and equipment.

                                               1 9 9 6            1 9 9 5
                                               -------            -------
Net Sales:
   Investment Advisory Services           $        366,204  $       702,307
   Internet Software Licensing                      87,000               --
   Medical Products and Equipment                    1,452               --
                                          ----------------  ---------------

                                          $        454,656  $       702,307
                                          ================  ===============
Operating Income:
   Investment Advisory Services           $        231,081  $       249,655
   Internet Software Licensing                    (659,056)              --
   Medical Products and Equipment                       --               --
                                          ----------------  ---------------

                                                  (427,975) $       249,655
                                          ================  ===============

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[10] BUSINESS SEGMENT INFORMATION [CONTINUED]
                                                    1 9 9 6            1 9 9 5
                                                    -------            -------
Total Assets:
   Investment Advisory Services                $          1,423  $         1,423
   Internet Software Licensing                        1,980,591               --
   Medical Products and Equipment                            --               --
                                               ----------------  ---------------

                                               $      1,982,014  $         1,423
                                               ================  ===============
Depreciation and Amortization:
   Investment Advisory Services                $            285  $           285
   Internet Software Licensing                           67,091               --
   Medical Products and Equipment                            --               --
                                               ----------------  ---------------

                                               $         67,376  $           285
                                               ================  ===============
Capital Expenditures:
   Investment Advisory Services                $          1,423  $         1,423
   Internet Software Licensing                        1,490,395               --
   Medical Products and Equipment                            --               --
                                               ----------------  ---------------

                                               $      1,491,818  $         1,423
                                               ================  ===============
[11] COMMITMENTS

[A] On June 17, 1996, the Company entered into a three year consulting agreement with a well known personality to act as the Company's spokesman. The agreement calls for the issuance of 5,000 shares of common stock during each year of the three year term of the agreement. The shares are to be issued in quarterly installments commencing September 30, 1996. No shares have yet been issued but the Company has recorded a liability of $17,364 which represents the fair market value of the first two quarterly installments of shares to be issued.

[B] On July 22, 1996, the Company entered into an agreement for business development and acquisition consulting services through December 31, 1997. The agreement provides for payments of $72,000 for the year ended December 31, 1997.

[C] On August 7, 1996, the Company's medical division signed an exclusive distribution agreement for world wide sales of medical testing devices for HIV, hepatitis, pregnancy, ovulation and other tests using the Internet as its means of sales and distribution.

[D] On November 25, 1996, the Company signed and agreement with Telecommunication Information Services Systems, NV ["TISS"], a Curacao based company to provide international sports and entertainment information services. As of December 31, 1996, $11,625 was received as revenues.

The  agreement  was  terminated  in  February  1997  in   contemplation  of  the
consummation of the Company's sale of its foreign subsidiary [See Note 14].

[E] In December 1996, the Company signed two licensing agreements totaling approximately $700,000 over the next year with two offshore gaming companies, Patroon Agency ["Patroon"] based in Curacao and Carib Sportsbook, Inc. ["Carib"] in Antigua, West Indies. The Company will provide its Internet Casino Extension system to Patroon and its Web Sports system to the Carib [See Note 13B]. A shareholder of the Patroon Agency is also a less than 1% shareholder of the Company.

[12] MAJOR CUSTOMER

Two customers account for 46% of revenues. The customers account for $125,500 [Investment Advisory Services] and $87,000 [Internet Software] of revenues for the year ended December 31, 1996. In the year ended December 31, 1995, three of the Company's customers accounted for 84% of the Company's revenues. Revenue from these customers approximated $210,000, $204,000 and $176,000, respectively.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[13] SUBSEQUENT EVENTS

[A] BUSINESS ACQUISITION - On January 31, 1997, the Company entered into an agreement to purchase all of the shares of Eminet Domain, Inc. ["Eminet"]. The purchase price for the shares was $2,020,000 payable by the issuance and delivery to the shareholders of Eminet or their designees of a minimum of 200,000 shares of fully-paid and non-assessable common stock of the Company at the market value as of January 31, 1997 and $20,000 cash payable at March 31, 1997. In addition, the shareholders of Eminet or their designees will receive additional shares at market equal to one time Eminet's net profit before taxes for the years ending 1997 and 1998 up to $750,000 per annum, one and one-half times over $750,000 to $1,000,000 and two times over $1,000,000.

[B] LICENSE AGREEMENTS - In addition to the license agreements discussed in Note 11E, the Company has also entered into various single license user agreements with fees totaling approximately $700,000 Management believes these fees will be recognized as income by December 31, 1997.

[C] INCENTIVE STOCK OPTION PLAN

On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors [the "Plan"]. The Plan will expire December 31, 2006 unless further extended by appropriate action of the Board of Directors. Employees, directors, consultants and advisors of the Company, or any of its subsidiary corporations, are eligible for participation in the Plan. The Plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of Common Stock, $.001 par value. The shares have been reserved for issuance in accordance with the terms of the Plan.

[14] DISCONTINUED OPERATIONS

On December 15, 1996, the Company adopted a plan to discontinue and sell its foreign subsidiary, known as Atlantic International, N.V. ["AIE, NV"], which operated a Sportsbook operation. The purchase price was $850,000, $2,000 payable at closing and beginning 60 days after closing, 40% of net win before expenses on a minimum of $3,000 monthly, until the balance is paid. Interest on the unpaid balance shall be accrued at 8% per annum. The effective date of this transaction is January 1, 1997. The foreign subsidiary is reported as a discontinued operation for the year ended December 31, 1996. Net assets of the discontinued operations at December 31, 1996 consists primarily of property, plant and equipment.

The closing date of the sale was March 26, 1997. The operations of AIE, N.V. from the measurement date to the balance sheet date is deemed immaterial. AIE, N.V. will be inactive from that date to the expected date of disposal.

A summary of net assets of discontinued operations is as follows:

                                                       December 31,
                                                       ------------
                                                          1 9 9 6
                                                          -------

Cash                                                 $         29,921
Furniture, Fixtures, Equipment                                 12,476
Other Assets                                                      815
                                                     ----------------

   Total Assets                                                43,212

Accounts Payable and Accrued Expenses                          14,808
Due to Customers                                               27,648

   Total Liabilities                                           42,456

   NET ASSETS OF DISCONTINUED OPERATIONS             $            756
   -------------------------------------             ================

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------

[15] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively;
retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are expected to be relevant to the Company.

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.






                              . . . . . . . . . . .