Form 10QSB
period 1997-03-31
ATLANTIC INTERNATIONAL ENTERTAINMENT LTD
filed 1997-08-27
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For   the   transition    period   from    _____________    to
_______________.

                         Commission File Number: 0-27256

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                      65-0512785
(State or other jurisdiction of          (I.R.S. Employer Identification number)
incorporation or organization)

         2200 Corporate Boulevard, Suite 317, Boca Raton, Florida 33431
                    (Address of principal executive offices)

Registrant's telephone no., including area code:   (561) 995-2190

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      [ ]    NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                             Outstanding as of March 31, 1997
-------------------------------                 --------------------------------
  Common Stock, $.001 par value                           9,465,184

                                TABLE OF CONTENTS


Heading                                                                  Page


                         PART 1. - FINANCIAL INFORMATION

Item 1.   Financial Statements ............................................1

          Consolidated Balance Sheet - March 31, 1997 (Unaudited) .........2

          Consolidated Statement of Operations.............................3

          Consolidated Statement of Changes in Stockholders' Equity .......4

          Consolidated Statement of Cash Flows - Three months ended
          March 31, 1997 (unaudited).................................... 5-6

          Notes to Consolidated Financial Statements (Unaudited)........ 7-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................10-11


                  PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................12

Item 2.   Changes In Securities...........................................12

Item 3.   Defaults Upon Senior Securities.................................12

Item 4.   Submission of Matters to a Vote of Securities Holders ..........12

Item 5.   Other Information ..............................................12

Item 6.   Exhibits and Reports on Form 8-K ...............................12

          Signatures .....................................................13

                                     PART 1


Item 1.           Financial Statements

                  The following  unaudited  financial  Statements for the period
                  ended  March  31,  1997,   have  been   prepared  by  Atlantic
                  International Entertainment, Ltd. (the "Company").



                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.

                              Financial Statements

                                 March 31, 1997

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 1997


                                                                                          March 31, 1997
                                                                                        --------------------
                                                                                            (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash in Bank                                                                              $  238,785
   Accounts Receivable                                                                          848,000
   Refundable Income Tax                                                                         23,100
   Prepaid Expenses                                                                              17,720
                                                                                             ----------

   Total Current Assets:                                                                      1,127,605
                                                                                             ----------

Property and Equipment, at Cost - Net of Accumulated
   Depreciation and Amortization of $32,753                                                     388,244

Software - Net of Accumulated Amortization of $108,050                                        1,003,808

OTHER ASSETS
   Investments                                                                                  109,643
   Due From Related Parties                                                                      49,118
   Organization Costs - Net of Accumulated Amortization of $484                                   2,741
   Security Deposits                                                                              4,051
   Other Assets                                                                                   1,043
   Investment in Subsidiary:
      Net Fixed Assets                                                                           83,313
      Customer Lists                                                                          1,374,687
      Goodwill                                                                                  162,000
                                                                                             ----------

   Total Other Assets                                                                         1,786,596

   Total Assets                                                                              $4,306,253
                                                                                             ==========

                                     Liabilities and Stockholders'Equity:

CURRENT LIABILITIES
   Accounts Payable                                                                          $  229,696
   Accrued Expenses                                                                              53,827
   Customer Deposits                                                                             37,873
   Due to Officers                                                                               11,946
                                                                                             ----------

   Total Current Liabilities                                                                 $  333,342

SHAREHOLDERS'S EQUITY:
   Preferred Stock - Par Value $.001 Per Share, Authorized
   10,000,000 Shares, None Issued or Outstanding                                                    -0-

   Common Stock - Par Value $001 Per Share, Authorized
   100,000,000 Shares, Issued and Outstanding 9,465,184 Shares                                    9,465

   Additional Paid - in - Capital                                                             3,935,206
   Retained Earnings                                                                             28,240
                                                                                             ----------

   Total Stockholders' Equity                                                                 3,972,911
                                                                                             ----------

   Total Liabilities and Stockholders' Equity                                                $4,306,253
                                                                                             ==========

                See accompanying notes to financial statements.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For The Three Months Ended
                                                                             March 31,
                                                                ------------------------------------
                                                                    1997                     1996
                                                                -----------              -----------
REVENUE
   Consulting Fees                                              $      --                $   157,593
   Software Sales                                                   604,248                     --
                                                                -----------              -----------

   Total Revenue                                                    604,248                  157,593


OPERATING EXPENSES
    General and Administrative                                      279,768                  127,697
    Amortization                                                     60,597                     --
    Depreciation                                                     13,030                      247
                                                                -----------              -----------

    Total Operating Expenses                                        353,395                  127,944

   Income From Operations                                           250,853                   29,649

OTHER INCOME (EXPENSE)
    Income Tax Expense                                              (58,858)                  (5,649)
    Interest Expense                                                   (291)                    --
    Gain on Sale of Investments                                        --                        250
    Interest Income                                                   2,602                     --
                                                                -----------              -----------

    Total Other Income (Expense)                                    (56,547)                  (5,399)

    Income From Continuing Operations                               194,306                   24,250

(Loss) from Operations of Discontinued Foreign Subsidiary           (69,531)                    --
Gain on Sale of Discontinued Foreign Subsidiary                     120,895                     --
                                                                -----------              -----------

      Total Income from Discontinued Operations                      51,364                     --

Net Income                                                      $   245,670              $    24,250


Retained Earnings - Beginning                                      (217,430)                 158,839
                                                                -----------              -----------

Retained Earnings - Ending                                      $    28,240              $   183,089
                                                                ===========              ===========


(Loss) Income Per Common Share                                  $     0.026              $     0.003
                                                                ===========              ===========

Number of Shares                                                  9,357,934                8,514,537
                                                                ===========              ===========


                See accompanying notes to financial statements.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             Common  Stock                   Additional
                                                                    Number                                   Paid - In
                                                                    Shares                Amount              Capital
                                                                --------------------------------------------------------
Balance - December 31, 1996                                       9,190,184            $     9,190           $ 1,887,376

Sale of Common  Stock (Reg S)                                        75,000                     75               524,925

Recapitalization Costs                                                 --                     --                (174,750)

Asset Acquisition (EmiNet)                                          200,000                    200             1,599,800

Asset Acquisition Costs                                                --                     --                    (920)

Income from Continuing Operations                                      --                     --                    --

Disposal of Discontinued Operations                                    --                     --                  98,775

[Loss] from Discontinued Operations                                    --                     --                    --
                                                                --------------------------------------------------------


Balance - March 31, 1997                                          9,465,184            $     9,465           $ 3,935,206
                                                                ========================================================

                                                                                                              Total
                                                                  Accumulated            Preferred         Stockholders'
                                                                    Deficit                Stock              Equity
                                                                --------------------------------------------------------


Balance - December 31, 1996                                     $  (217,430)           $      --             $ 1,679,136

Sale of Common Stock (Reg S)                                           --                     --                 525,000

Recapitalization Costs                                                 --                     --                (174,750)

Asset Acquisition (EmiNet)                                             --                     --               1,600,000

Asset Acquisition Costs                                                --                     --                    (920)

Income from Continuing Operations                                   194,306                   --                 194,306

Gain on Disposal of Discontinued Operations                         120,895                   --                 219,670

[Loss] from Discontinued Operations                                 (69,531)                  --                 (69,531)
                                                                --------------------------------------------------------


Balance - March 31, 1997                                        $    28,240            $      --             $ 3,972,911
                                                                ========================================================

                 See accompanying notes to financial statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                   Three Months
                                                                                                  March 31, 1997

Operating Activities:
(Loss) Income From Continuing Operations                                                          $   194,306
                                                                                                  -----------

Cash Flows from Operating Activities:
   Adjustments to reconcile net loss to net
      Cash provided by operating activities:
         Depreciation and amortization                                                                 73,627

         Changes in operating assets and liabilities:
Decrease (increase) in:
         Trade accounts receivable                                                                   (848,000)
         Prepaid expenses and other current assets                                                     39,950

         Other assets                                                                                    (229)
Increase (decrease) in:
         Accounts payable and Accrued Expenses                                                         45,386
         Income taxes payable                                                                            --
         Customer Deposits                                                                             37,242
                                                                                                  -----------

Net cash - Continuing Operations - Forward                                                           (457,718)

Discontinued Operations:
(Loss) from Discontinued Operations                                                                   (69,531)
Gain on Disposal of Discontinued Operations                                                           120,895
Adjustments to reconcile Net (Loss) to Net Cash
   Operations:
          Depreciation                                                                                  1,366

Changes in assets and liabilities:
(Increase) Decrease in:
         Other Assets                                                                                     815

Increase (Decrease) in:
         Accounts Payable                                                                             (14,808)
         Customer Deposits                                                                            (27,648)
                                                                                                  -----------

         Total Adjustments                                                                            (41,641)
                                                                                                  -----------

Net Cash - Discontinued Operations - Forward                                                           11,089
                                                                                                  -----------

Net Cash - Operating Activities - Forward                                                            (446,629)
                                                                                                  -----------

Investing Activities - Continuing Operations
         Net increase in due from related parties                                                        (845)
         Increase in Other Receivable                                                                    --
         (Purchase) of Investments                                                                 (1,620,000)
         (Purchase) of Investments                                                                   (109,643)
         Purchase of property and equipment                                                           (54,792)
                                                                                                  -----------

Net cash used in investing activities - Forward                                                    (1,785,280)

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                 CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINED)

                                                                                                 Three Months
                                                                                                March 31, 1997

Investing Activities - Discontinuing Operations
         (Purchase) Disposition of property and equipment                                            11,110

                                                                                                -----------
Net Cash Investing Activities                                                                    (1,774,170)
                                                                                                -----------

Financing Activities - Continuing Operations
         Proceeds from issuance of common stock                                                   1,949,330
         Increase in loan payable to shareholder                                                     (9,709)
                                                                                                -----------

Net cash - Financing Activities - Continuing Operations                                           1,939,621

Financing Activities - Discontinued Operations
         Additions to Additional paid in Capital                                                     98,775
                                                                                                -----------

Net Cash Financing Activities                                                                     2,038,396
                                                                                                -----------

Increase (Decrease) in cash and cash equivalents                                                   (182,403)
Cash & cash equivalents beginning of year                                                           421,188

                                                                                                ===========
Cash & cash equivalents, end of year                                                            $   238,785
                                                                                                ===========


Supplemental disclosure of cash flow information: Cash paid (received) during the year for:

         Interest                                                                               $       291
         Income Tax Refund (Applied)                                                            $    58,858


                 See accompanying notes to financial statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
             Notes to Consolidated Financial Statements (Uunaudited)
                                 March 31, 1997


Note 1 -          Basis of Preparation
                  --------------------

                  The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations and cash flows for the three month period ended March 31, 1997, are not necessarily indicative of the results of operations or cash flows to be reported for the full year ending December 31, 1997.

Note 2 -          Business Combination
                  --------------------

                  On July 16, 1996, the Company entered into an Exchange of Stock Agreement and Plan of Reorganization ( the "Stock Exchange Agreement"). Under the terms of the Stock Exchange Agreement, the Company acquired all of the shares of Atlantic International Capital, Ltd. ("Atlantic Capital"), a Delaware corporation, in exchange for an aggregate of 25,183,759 shares of its common stock, of which 7,000,000 shares were immediately issuable and 18,153,759 shares were to be issued following an increase in the Company's authorized capital. The Company plans to satisfy this obligation by issuing approximately 6,061,253 shares of Common Stock to the former Atlantic Capital stockholders following a 1-for-3 share exchange upon the consummation of a merger with and into its wholly-owned subsidiary, Atlantic International Entertainment, Ltd. which was approved by the Company's stockholders on November 18, 1996. Upon consummation of the merger, the Company's authorized capital will increase to 100,000,000 shares of Common Stock, $.001 par value and 10,000,000 shares of Preferred Stock, $.001 par value. The combination has been accounted for as a reverse acquisition, and the combined entity intends to operate under the name Atlantic International Entertainment, Ltd. The consolidated balance sheet as of March 31, 1997 does not reflect the effects of the recapitalization, issuance of the additional common shares, or the reverse stock split, all of which were approved by the stockholders on November 18, 1996.

                  CEEE has conducted only limited operations prior to 1984, and has been substantially inactive since that time. It previously considered itself to be a development stage company as defined in Statement of Financial Accounting Standards No.7.

Note 3 -          Business Acquisitions
                  ---------------------

                  The business acquisition in the first quarter of 1997 has been accounted for under the purchase method. The results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition.

                  On March 26, 1997, the Company concluded its acquisition of 100% of the outstanding stock of The EmiNet Domain, Inc., located in Boynton Beach, Florida. EmiNet is an Internet Service Provider (ISP), and developer of Internet related software products as well as hosting commercial Web sites. The Company paid $20,000 in cash and issued 200,000 shares of the Company's common stock (approximate market value on date of issue $2,000,000). The Stock Purchase Agreement also contains additional payments contingent on the future earnings performance of EmiNet. Any additional payments made, when the contingency is resolved, will be accounted for as additional costs of the acquired assets and amortized over the remaining life of the assets.

                  The following unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995 are presented as if the EmiNet acquisition has been made at the beginning of each period presented. The EmiNet Domain, Inc. operated as an S Corporation in 1995 and 1996. Included in the expenses to arrive at Net Earnings are reclassifications of Shareholders' Draw to Officers Salaries and Income Tax Expense in the amounts of $26,200 for the short year 1995 and $132,200 for 1996. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.


                                                      Years ended December 31
                                                      1996             1995
                                                   ----------------------------
                  Net Sales                        $  878,097       $ 818,317
                  Net earnings (Loss)              $ (347,072)      $ 178,816
                  Earnings per common share
                    And common share equivalent    $     (.04)      $     .02



Note 4 -          Major Customers
                  ---------------

                  Income fees derived from major customers are tabulated as follow:

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                      1996             1997
                                                      ----             ----
                                                   (Unaudited)      (Unaudited)

                  Customer A - (Consulting)          $ 20,000          -
                  Customer B - (Consulting)             9,500          -
                  Customer C - (Consulting)            83,000          -
                  Customer D - (Software System)         -          600,000

Note 5 -          Per Share Data
                  --------------

                  Per share data are based on the weighted average number of common shares outstanding during the respective periods, retroactively adjusted to reflect the common shares issued in exchange for all outstanding common shares of The EmiNet Domain, Inc., including the additional shares sold pursuant to a "Reg S" offering in February, 1997.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Recent Developments

                  On February 5, 1997, the Company entered into an agreement to purchase The EmiNet Domain, Inc., a Boynton Beach, Florida based Internet Service Provider and Developer of Internet related software products. The purchase price of $1,620,000 was payable in cash and stock. The purchase price recorded reflects a discount in relation to the approximate fair market value to take into consideration certain restrictions placed upon the stock when issued.

                  The purchase of The EmiNet Domain's Commercial Web-hosting and ISP base will bring a significant benefit to the Company's non-gaming Internet products, furthermore, the Internet software development capabilities of EmiNet will augment the Company's on-going gaming product development activities.

                  On March 23, 1997, the Company entered into an Agreement to sell its Netherland Antilles based subsidiary, Atlantic
                  International Entertainment, NV. To Australian Advisors Corporation, a Bahamian corporation. Terms of the sale call for Australian Advisors Corporation to purchase 100% of the stock and assets of the subsidiary, including its license agreement for one webSports(TM) system.

                  In addition to the sale of the Company's subsidiary, a license agreement for one Internet Casino Extension(TM) (ICE(TM)) was also purchased for $600,000.

                  On January 16, 1997, a Stock Purchase Agreement was signed with Brindenberg Securities, A/S under Regulation S of the Securities & Exchange Commission. A total of 75,000 shares were issued under this agreement.

                  Results of Operations

                  The Company incurred expenses of $279,768 in the three months ended March 31, 1997. Such expenses were primarily attributable to marketing the Company's Internet products as well as continued development of its Internet products.

                  During the three month period ended March 31, 1997, the Company had net income of $245,670. Revenue was $604,248 for the first quarter as the Company focused its attention on marketing its Internet Products.

                  Other income (expenses) included the gain on the sale of its Netherland Antillies based subsidiary, Atlantic International Entertainment N.V., Ltd. of $120,895.

                  The net (Loss) generated by this subsidiary for the first quarter 1997 operations until sale was ($69,531).

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                  Results of Operations         (Continued)

                  During 1997 funds of $350,250 were generated from the sale of 75,000 shares of common stock.

                  In the opinion of management, inflation has not had a material impact on the operation of the Company.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                                     PART II



Item 1.           Legal Proceedings

                  There are presently no materials pending legal proceedings in which the Company is a party or to which any of its property is subject.

Item 2.           Changes in Securities

                  This Item is not applicable to the Company.

Item 3.           Defaults upon Senior Securities

                  This Item is no applicable to the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

                  This Item is not applicable to the Company.

Item 5.           Other Information

                  This Item is not applicable to the Company.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27        Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Company filed with the Commission, a report on Form 8-K dated March 7, 1997, reporting the acquisition of 100% of the outstanding stock of The EmiNet Domain, Inc. For financial statement reporting purposes, this transaction is being reported as a purchase.

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Atlantic International Entertainment, Ltd.



Date:    August 27, 1997         By:    /s/ Richard A. Iamunno
                                        ---------------------------------------
                                        (Signature)
                                        Richard A. Iamunno, President
                                        And Chief Executive Officer


Date:    August 27, 1997         By:    /s/ David Halaburda
                                        ---------------------------------------
                                        (Signature)
                                        David Halaburda
                                        (Principal Financial and
                                        Principal Accounting Officer)