Form 10QSB
period 1997-06-30
ATLANTIC INTERNATIONAL ENTERTAINMENT LTD
filed 1997-09-09
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997

                                       OR

/    /   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from _____________ to___________.

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

                                 (561) 995-2190
                (Registrant's telephone no., including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      /    /            NO / X  /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              CLASS                             OUTSTANDING AS OF JUNE 30, 1997
- --------------------------------------          -------------------------------
      Common Stock, $.001 par value                       9,465,184

                                TABLE OF CONTENTS


Heading                                                             Page


                         PART 1. - FINANCIAL INFORMATION

Item 1.  Financial Statements .........................................1

         Consolidated Balance Sheet - June 30, 1997 (Unaudited) .....2-3

         Consolidated Statement of Operations (Unaudited)..............4

         Consolidated Statement of Changes in Stockholders' Equity
         (Unaudited) ..................................................5

         Consolidated Statement of Cash Flows - Three months and
         Six months ended June 30, 1996 and 1997 (Unaudited).........6-9

         Notes to Consolidated Financial Statements (Unaudited)....10-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ................................12-13

                          PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................14

         Signatures ..................................................15

         Exhibit - 27 ................................................16

                                     PART 1


Item 1.  Financial Statements

         The following unaudited financial statements for the period ended June 30, 1997, have been prepared by Atlantic International Entertainment, Ltd. (the "Company").

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
           CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997 (UNAUDITED)



                                                                 June 30, 1997
                                                                 -------------
                                                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS
   Cash in Bank                                                $     20,485
   Accounts Receivable                                            1,850,218
   Refundable Income Tax                                                  -
   Prepaid Expenses                                                   3,333
                                                               ------------
   TOTAL CURRENT ASSETS:                                          1,874,036
                                                               ------------
   Property and Equipment, at cost - Net of Accumulated
      Depreciation and Amortization of $49,193                      344,796

Software - Net of Accumulated Amortization of $172,437            1,176,016

OTHER ASSETS Investment in Subsidiary:
      Customer Lists                                              1,374,687
      Goodwill                                                      162,000
                                                               ------------
                                                                  1,536,687
      Accumulated Amortization                                       41,483
                                                               ------------
                                                                 1,495,204

   Investments                                                       52,962
   Security Deposits                                                  7,252
   Organization Costs - (Net of Accum Amort of $645)                  2,580
   Due From Related Party                                            49,855
   Due From Subsidiary                                                    -
   Other Assets                                                       1,302
   Capital Lease Prepayments                                              -
                                                               ------------
      TOTAL OTHER ASSETS                                          1,609,154
                                                               ------------
      TOTAL ASSETS                                             $  5,004,002
                                                               ==============











                 See accompanying notes to financial statements

                    ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD
                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY:



CURRENT LIABILITIES
   Accounts Payable                                               $  366,339
   Accrued Expenses                                                   10,971
   Customer Deposits                                                  83,873
   Current Portion of Long Term Debt                                  19,106
   Taxes Payable                                                      37,105
   Other Current Liabilities                                          38,837
   Due to Officers                                                    11,946
                                                                  -----------
   TOTAL CURRENT LIABILITIES                                         568,177

OTHER LIABILITIES
   Long Term Debt Net of Current                                      11,794

Total Other Liabilities                                               11,794
                                                                  -----------

STOCKHOLDERS'S EQUITY:
   Preferred Stock - Par Value $.001 Per Share, Authorized
   10,000,000 Shares, None Issued or Outstanding                         -0-

   Common Stock - Par Value $001 Per Share, Authorized
   100,000,000 Shares, Issued and Outstanding 9,465,184 Shares         9,465

   Additional Paid - in - Capital                                  3,949,444
   Retained Earnings                                                 465,122
                                                                  -----------
   Total Stockholders' Equity                                      4,424,031
                                                                  -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $5,004,002
                                                                  ==========






                See accompanying notes to financial statements.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                                JUNE 30,
                                                  ----------------------------------------------------------------------
                                                    1996            1997                    1996                    1997
                                                  ----------------------------------------------------------------------

REVENUE
   Consulting Fees                          $      73,713             -               $  231,306                     -
   Software Sales and Related Charges                -           1,010,030                  -                   1,614,278
   Support Fees                                      -               6,000                  -                       6,000
   ISP and Website Income                            -             144,150                  -                     144,150
                                            -------------        ---------            ----------                ---------
   Total Revenue                                   73,713        1,160,180               231,306                1,764,428

COST OF SALES
   Installation and Hardware Costs                   -              83,396                  -                      83,397
   Internic Regist. Fees / Connect  Fees             -              50,040                  -                      50,040
                                            -------------        ---------            ----------                ---------

   Total                                             -             133,436                  -                     133,437

   GROSS PROFIT                                    73,713        1,026,744               231,306                1,630,991

OPERATING EXPENSES
   General and Administrative                     100,367          380,350               228,064                  660,118
   Amortization                                      -             106,031                  -                     166,628
   Depreciation                                     4,547           22,543                 4,794                   35,573
                                            -------------        ---------            ----------                ---------

   Total Operating Expenses                       104,914          508,924               232,858                  862,319

   Income (Loss) From Operations                  (31,201)         517,820                (1,552)                 768,672

OTHER INCOME (EXPENSE)
   Interest Income                                   -               1,134                  -                       3,736
   Interest Expense                                  -              (1,077)                 -                      (1,368)
   Income Tax                                     (17,751)          (60,210)             (23,400)                (119,068)
   Loss on Sale of Investments                       -              (20,785)                -                     (20,784)
   Gain on Sale of Investments                     95,000              -                  95,250                     -
                                            -------------        ----------           ----------                ---------
   Total Other Income (Expense)                    77,249           (80,938)              71,850                 (137,484)

   Income From Continuing Operations               46,048           436,882               70,298                  631,188

(Loss) from Operations of Discontinued
 Foreign Subsidiary                                  -                 -                    -                     (69,531)
Gain on Sale of Discontinued Foreign Subsidiary      -                 -                    -                     120,895

      Total Income from Discontinued Operations      -                 -                    -                      51,364

NET INCOME                                     $   46,048       $   436,882           $   70,298               $  682,552

Earnings to Date of Purchase
Retained Earnings (Deficit) - Beginning           183,089            28,240              158,839                 (217,430)

Retained Earnings - Ending                     $  229,137       $   465,122           $  229,137               $  465,122
                                               ==========       ===========           =====================    ===================

(Loss) Income Per Common Share                 $     .007       $     0.046           $     .010               $    0.073
                                               ==========       ===========           =====================    ===================

Number of Shares                                6,803,451       $ 9,465,184            6,803,451                9,357,934
                                               ==========       ===========           =====================    ===================



                See accompanying notes to financial statements.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Common  Stock            Additional
                                                 Number                     Paid - In
                                                 Shares       Amount        Capital
                                              ----------------------------------------

Balance - December 31, 1996                   $9,190,184       $9,190      $1,887,376

Sale of Common  Stock (Reg S)                     75,000           75         524,925

Recapitalization Costs                                -             -        (174,750)

Asset Acquisition (EmiNet)                       200,000          200       1,599,800

Asset Acquisition Costs                             -               -            (920)

Consolidation Elimination-EmiNet                    -               -          14,238

Income from Continuing Operations                   -               -               -

Disposal of Discontinued Operations                 -               -          98,775

[Loss] from Discontinued Operations                 -               -               -


Balance - June 30, 1997                       $9,465,184       $9,465      $3,949,444
                                            ==========================================

                                                   Retained                      Total
                                                   Earnings     Preferred    Stockholders'
                                                 (Deficit)         Stock         Equity
                                                ------------------------------------------
Balance - December 31, 1996                     $(217,430)     $             $ 1,679,136

Sale of Common Stock (Reg S)                            -           -           525,000

Recapitalization Costs                                  -           -           (174,750)

Asset Acquisition (EmiNet)                              -           -          1,600,000

Asset Acquisition Costs                                 -           -               (920)

Consolidated Elimination-EmiNet                         -           -             14,238

Income from Continuing Operations                 631,188           -            631,188


Gain on Disposal of Discontinued Operations       120,895           -            219,670

[Loss] from Discontinued Operations               (69,531)          -            (69,531)
                                                 ----------------------------------------
Balance - June 30, 1997                          $465,122      $    -        $ 4,424,031
                                                 ========================================


                 See accompanying notes to financial statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             FOR THE THREE MONTHS
                                                                                   ENDED
                                                                      ---------------------------------
                                                                      June 30, 1996       June 30, 1997
                                                                      ---------------------------------
OPERATING ACTIVITIES:
(Loss) Income From Continuing Operations                               $(48,952)          $   436,882
                                                                       ------------------------------
Cash Flows from Operating Activities:
   Adjustments to reconcile net loss to net
      Cash provided by operating activities:
         Depreciation and amortization                                    4,547               128,574

         Changes in operating assets and liabilities:
Decrease (increase) in:
         Trade accounts receivable                                        1,500            (1,002,217)
         Prepaid expenses and other current assets                        8,055                37,486
         Security Deposits                                              (10,000)                    -
         Investments                                                          -                56,681

         Other assets                                                                           3,460
Increase (decrease) in:
         Accounts payable and Accrued Expenses                              670                93,787
         Income taxes payable                                            17,751                37,105
         Customer Deposits                                                    -                46,000
         Other Current Liabilities                                            -                38,836
                                                                       ------------------------------

Net cash - Continuing Operations - Forward                              (26,429)             (123,406)

Discontinued Operations:
(Loss) from Discontinued Operations                                           -                     -
Gain on Disposal of Discontinued Operations                                   -                     -
Adjustments to reconcile Net (Loss) to Net Cash                               -                     -
   Operations:
          Depreciation                                                        -                     -
                                                                       ------------------------------

Changes in assets and liabilities:
(Increase) Decrease in:                                                       -                     -
         Other Assets                                                         -                     -

Increase (Decrease) in:
         Accounts Payable                                                     -                     -
         Customer Deposits                                                    -                     -

         Total Adjustments                                                    -                     -
                                                                       ------------------------------
Net Cash - Discontinued Operations - Forward                                  -                     -
                                                                       ------------------------------
Net Cash - Operating Activities - Forward                               (26,429)             (123,406)
                                                                       ------------------------------
Investing Activities - Continuing Operations
         Net increase in due from related parties                             -                  (737)
         Net increase (decrease) in Other Receivable                    (44,788)                    -
         Sale (Purchase) of Subsidiary                                  (10,000)                    -
         Sale (Purchase) of Investments                                 105,000                35,897
         Sale (Purchase) of property and equipment                      (37,079)             (167,927)
                                                                       ------------------------------
Net cash used in investing activities - Forward                          13,133              (132,767)





                 See accompanying notes to financial statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)



                                                                               FOR THE THREE MONTHS
                                                                                   ENDED JUNE 30,
                                                                       ---------------------------------
                                                                           1996                     1997
                                                                       ---------------------------------


Investing Activities - Discontinuing Operations
         (Purchase) Disposition of property and equipment                       -                       -
                                                                         --------              -----------
Net Cash Investing Activities                                              13,133                (132,767)
                                                                         --------              -----------

Financing Activities - Continuing Operations
         Proceeds from issuance of common stock                                                         -
         Increase in loan payable to shareholder                           27,500                       -
         Additions to paid in capital                                      38,303                  14,238
         Increase in equipment loans                                            -                  30,900
         Principal payments on capitalized lease and not borrowing              -                  (7,265)
                                                                         --------              -----------

Net cash - Financing Activities - Continuing Operations                    65,803                  37,873

Financing Activities - Discontinued Operations
         Additions to Additional paid in Capital                                -                       -
                                                                         --------              -----------

Net Cash Financing Activities                                              65,803                  37,873
                                                                         --------              -----------

Increase (Decrease) in cash and cash equivalents                           52,507                (218,300)
Cash & cash equivalents beginning of period                               157,682                 238,785
                                                                         --------              -----------
Cash & cash equivalents, end of period                                   $210,189               $  20,485
                                                                         ========               ==========


Supplemental disclosure of cash flow information:
   Cash paid (received) during
         the period for:

         Interest Expense                                                $      -               $  1,077
         Income Tax Refund (Applied)                                     $      -               $(23,100)
         Income Tax                                                      $ 17,751               $ 60,210







                 See accompanying notes to financial statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   FOR THE SIX MONTHS
                                                                                          ENDED
                                                                           -------------------------------
                                                                           June 30, 1996     June 30, 1997
                                                                           -------------------------------
OPERATING ACTIVITIES:
(Loss) Income From Continuing Operations                                      $(24,952)        631,188
                                                                           ------------        -----------
Cash Flows from Operating Activities:
   Adjustments to reconcile net loss to net
      Cash provided by operating activities:
         Depreciation and amortization                                           4,794         202,201

         Changes in operating assets and liabilities:
Decrease (increase) in:
         Trade accounts receivable                                             (35,250)     (1,850,217)
         Prepaid expenses and other current assets                               8,397          77,436
         Security Deposits                                                     (11,000)              -
         Investments                                                                 -          56,681
         Other assets                                                                -           3,231

Increase (decrease) in:
         Accounts payable and Accrued Expenses                                   5,600         139,173
         Income taxes payable                                                    1,400          37,105
         Customer Deposits                                                           -          83,242
         Other current liabilities                                                              38,836
                                                                           -------------------------------
Net cash - Continuing Operations - Forward                                     (51,011)       (581,124)

Discontinued Operations:
(Loss) from Discontinued Operations                                                  -         (69,531)
Gain on Disposal of Discontinued Operations                                          -         120,895
Adjustments to reconcile Net (Loss) to Net Cash                                      -               -
   Operations:
          Depreciation                                                               -           1,366

Changes in assets and liabilities:
(Increase) Decrease in:
         Other Assets                                                                -             815

Increase (Decrease) in:
         Accounts Payable                                                            -         (14,808)
         Customer Deposits                                                           -         (27,648)
                                                                           -------------------------------
         Total Adjustments                                                           -         (41,641)
                                                                           -------------------------------
Net Cash - Discontinued Operations - Forward                                         -          11,089
                                                                           -------------------------------
Net Cash - Operating Activities - Forward                                      (51,011)       (570,035)
                                                                           -------------------------------
Investing Activities - Continuing Operations
         Net increase in due from related parties                              (31,000)         (1,582)
         Net increase (decrease) in Other Receivable                           (19,788)              -
         (Purchase) of Subsidiary                                              (10,250)     (1,620,000)
         Sale (Purchase) of Investments                                        105,500         (73,746)
         Sale (Purchase) of property and equipment                             (49,742)       (222,719)
                                                                           -------------------------------
Net cash used in investing activities - Forward                                 (5,280)     (1,918,047)



                 See accompanying notes to financial statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)


                                                                       FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                        1996           1997


Investing Activities - Discontinuing Operations
         (Purchase) Disposition of property and equipment                     -         11,110
                                                                     -------------------------
Net Cash Investing Activities                                            (5,280)    (1,906,937)
                                                                     -------------------------

Financing Activities - Continuing Operations
         Proceeds from issuance of common stock                               -      1,949,330
         Increase in loan payable to shareholder                         27,500         (9,709)
         Additions to paid in capital                                                   14,238
         Increase in equipment loans                                     38,303         30,900
         Principal payments on capitalized lease and not borrowing            -         (7,265)
                                                                     -------------------------

Net cash - Financing Activities - Continuing Operations                  65,803      1,977,494

Financing Activities - Discontinued Operations
         Additions to Additional paid in Capital                              -         98,775
                                                                     -------------------------
Net Cash Financing Activities                                            65,803      2,076,269
                                                                     -------------------------

Increase (Decrease) in cash and cash equivalents                          9,512       (400,703)
Cash & cash equivalents beginning of period                             200,677        421,188

Cash & cash equivalents, end of period                                 $210,189       $ 20,485
                                                                     =========================


Supplemental disclosure of cash flow information:
         Cash paid (received) during the period:

         Interest                                                      $      -          1,368
         Income Tax Refund (Applied)                                   $      -        (77,215)
         Income Tax                                                    $  23,400      $119,068








                 See accompanying notes to financial statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 1997


Note 1 -          BASIS OF PREPARATION

                  The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations and cash flows for the six month period ended June 30, 1997, are not necessarily indicative of the results of operations or cash flows to be reported for the full year ending December 31, 1997.


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

Note 3 -          BUSINESS ACQUISITIONS

                  The business acquisition in the first quarter of 1997 has been accounted for under the purchase method. The results of operations of the acquired business are included in the consolidated financial statements from the date acquisition

                  March 26, 1997, the Company concluded its acquisition of 100% of the outstanding stock of The EmiNet Domain, Inc., located in Boynton Beach, Florida. EmiNet is an Internet Service Provider (ISP), and developer of Internet related software products as well as hosting commercial Web sites. The Company paid $20,000 in cash and issued 200,000 shares of the Company's common stock (approximate market value on date of issue $2,000,000). The Stock Purchase Agreement also contains additional payments contingent on the future earnings performance of EmiNet. Any additional payments made, when the contingency is resolved, will be accounted for as additional costs of the

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
             Notes to Consolidated Financial Statements (Continued)
                                  June 30, 1997


                  acquired assets and amortized over the remaining life of the assets. No payments were paid or accrued for the second quarter 1997.

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


                                                      Years ended December 31
                                                        1996            1995
                                                      -------------------------
                  Net Sales                           $  878,097     $  818,317
                  Net earnings (Loss)                 $ (347,072)    $ 178,816
                  Earnings per common share
                    And common share equivalent       $     (.04)    $     .02

Note 4 -          MAJOR CUSTOMERS

                  Income fees derived from major customers are tabulated as follow:

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                    ---------------------------------------------------------------
                                                        1996              1997              1996              1997
                                                        ----              ----              ----              ----
                                                    (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)

                   Customer A - (Consulting)            8,000                 -          $ 28,000                 -
                   Customer B - (Consulting)           12,000                 -            21,500                 -
                   Customer C - (Consulting)           48,500                 -           131,000                 -
                   Customer D - (Software System)           -                 -                 -           600,000
                   Customer E - (Software System)           -           410,000                 -           410,000
                   Customer F - (Software System)           -           450,000                 -           450,000
                   Customer G - (Software System)           -           150,000                 -           150,000



Note 5 -          PER SHARE DATA

                  Per share data are based on the weighted average number of common shares outstanding during the respective periods, retroactively adjusted to reflect the common shares issued in exchange for all outstanding common shares of The EmiNet Domain, Inc., including the additional shares sold pursuant to a "Reg S" offering in February, 1997.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                                  June 30, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following management's discussion and analysis of financial condition and results of operations contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed herein.

                  RECENT DEVELOPMENTS

                  On February 5, 1997, the Company entered into an agreement to purchase The EmiNet Domain, Inc. ("EmiNet Domain") a Boynton Beach, Florida based Internet Service Provider and Developer of Internet related software products. The purchase price of $1,620,000 was paid in cash and stock. The purchase price recorded reflects a discount in relation to the approximate fair market value of the stock to take into consideration certain restrictions placed upon the stock when issued.

                  The purchase of EmiNet Domain's Commercial Web-hosting and ISP base will bring a significant benefit to the Company's non-gaming Internet products, furthermore, the Internet software development capabilities of EmiNet will augment the Company's on-going gaming product development activities.

                  On March 23, 1997, the Company entered into an Agreement to sell its Netherland Antilles based subsidiary, Atlantic
                  International Entertainment, NV. To Australian Advisors Corporation, a Bahamian corporation. Terms of the sale call for Australian Advisors Corporation to purchase 100% of the stock and assets of the subsidiary, including its license agreement for one webSports(TM)system.

                  In addition to the sale of the Company's subsidiary, a license agreement for one Internet Casino Extension(TM) (ICE(TM)) was also purchased for $600,000.

                  On January 16, 1997, a Stock Purchase Agreement was signed with Brindenberg Securities, A/S under Regulation S under the Securities Act of 1933, as amended. A total of 75,000 shares were issued under this agreement.

                  OVERVIEW

                  During the second quarter of 1997, the Company continued its marketing campaign of its Internet products and the results of operations reflect the installation and operation of two Internet Casino Extension(TM)(ICE(TM)) systems and one webSports(TM) system. Support contracts for these systems are expected to generate an additional monthly income stream of $4,500 for the next forty-eight months. Product development continues as additional features are added to existing products and additions are made at the customer's request. The Company anticipates continued market leadership in the systems offered and anticipate an additional investment in the development and upgrades of our products of approximately $400,000 over the next twelve months.

                  EmiNet Domain, a wholly-owned subsidiary of the Company, is in the process of upgrading its hardware and software in order to better compete with area Internet service providers by offering the latest technology and system features. An aggressive marketing campaign aimed at capturing a larger portion of the market is expected to begin in the fourth quarter.

                  The Company expects to see considerable interest building in its Internet products. The Company has executed contracts and is in the process of installing four Internet Casino Extension(TM) (ICE(TM)) systems as well as four webSports(TM) systems and it is anticipated that such installations will be complete by the close of the third quarter. This is expected to generate sales in excess of $2,000,000 for the quarter. In addition, these installations are expected to generate monthly income from support and maintenance agreements in excess of $10,000 per month over the next forty-eight months.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                                  June 30, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                  The Company has recently entered into a pilot program in order to ascertain the viability of entering additional markets in areas such as Australia. The Company believes the program will be successful and that it will lead to opening a significant market for our systems.

                  As the Company grows, it will continue to add key personnel in the development, support and sales areas.

                  RESULTS OF OPERATIONS

                  The Company incurred expenses of $660,118 in the six months ended June 30, 1997. Such expenses were primarily attributable to marketing the Company's Internet products as well as continued development of its Internet products.

                  During the six month period ended June 30, 1997, the Company had net income of $682,552, of which EmiNet Domain contributed $2,500 in profits. Revenue was $1,764,428 for the second quarter of which EmiNet contributed $143,980.

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



                                   Atlantic International Entertainment, Ltd.



Date:  September 8, 1997              By: /s/ Richard A. Iamunno
                                          -----------------------------
                                          (Signature)
                                          Richard A. Iamunno, President
                                          And Chief Executive Officer



Date:  September 8, 1997              By: /s/ David P. Halaburda
                                          -----------------------------
                                          (Signature)
                                          David P. Halaburda
                                          Chief Financial Officer