Form 10QSB
period 1997-09-30
ATLANTIC INTERNATIONAL ENTERTAINMENT LTD
filed 1997-11-21
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                    For the Quarter Ended September 30, 1997

                                       OR

/ / TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 ( d ) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________.

                         Commission File Number: 0-27256

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                    65-0512785
   (State or other jurisdiction of       (I.R.S. Employer Identification number)
   incorporation or organization)

        200 East Palmetto Park Road, Suite 200, Boca Raton, Florida 33432
                    (Address of principal executive offices)

Registrant's telephone no., including area code:   (561) 393-6685

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    / X /          NO /   /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                      Outstanding as of September 30, 1997
      -----------------------------         ------------------------------------
      Common Stock, $.001 par value                       9,465,184

                                TABLE OF CONTENTS


Heading                                                                     Page


                         PART 1. - FINANCIAL INFORMATION

Item 1.   Financial Statements ..............................................2

          Consolidated Balance Sheet - September 30, 1997 (Unaudited)......3-4

          Pro-Forma Consolidated Statement of Operations (Unaudited).........5

          Consolidated Statement of Changes in Stockholders' Equity
          (Unaudited) .......................................................6

          Consolidated Statement of Cash Flows - Nine months ended
          September 30, 1996 and 1997 (Unaudited)..........................7-8

          Notes to Consolidated Financial Statements (Unaudited)..........9-11

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................12-13


                          PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................14

Item 2.   Changes In Securities ............................................14

Item 3.   Defaults Upon Senior Securities...................................14

Item 4.   Submission of Matters to a Vote of Securities Holders ............14

Item 5.   Other Information ................................................14

Item 6.   Exhibits and Reports on Form 8-K .................................14

          Signatures .......................................................15

          Exhibit - 27 .....................................................16

                                     PART 1


Item 1.   Financial Statements

          The following unaudited financial Statements for the period ended September 30, 1997, have been prepared by Atlantic International Entertainment, Ltd. (the "Company").



                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.

                             Financial Statements

                             September 30, 1997

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                        CONSOLIDATED BALANCE SHEET AS OF
                         SEPTEMBER 30, 1997 (UNAUDITED)



                                                              September 30, 1997
                                                              ------------------
                                                                  (Unaudited)


                                     ASSETS



CURRENT ASSETS
   Cash in Bank                                                    $    1,647
   Accounts Receivable (net of $4,500 in allowance for bad debts)   3,726,296
   Advances                                                             3,548
   Prepaid Expenses                                                     7,713
                                                                   ----------

   Total Current Assets:                                            3,739,204
                                                                   ----------

   Property and Equipment, at cost - Net of Accumulated
      Depreciation and Amortization of $73,845                        424,448

Software - Net of Accumulated Amortization of $230,702              1,169,006

OTHER ASSETS
   Investment in Subsidiary:
      Customer Lists                                                1,374,687
      Goodwill                                                        162,000
                                                                   ----------
                                                                    1,536,687
      Accumulated Amortization                                         60,692
                                                                   ----------
                                                                    1,475,995

   Investments                                                         52,962
   Security Deposits                                                   23,831
   Organization Costs - (Net of Accum Amort of $806)                    2,419
   Due From Related Party                                              49,855
   Other Assets                                                         3,836
   Deferred Income Taxes                                              548,400
                                                                   ----------

      Total Other Assets                                            2,157,298
                                                                   ----------

      Total Assets                                                 $7,489,956
                                                                   ==========



                 See accompanying notes to financial statements

                  ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD LTD
                        CONSOLIDATED BALANCE SHEET AS OF
                         SEPTEMBER 30, 1997 (UNAUDITED)


                      Liabilities and Stockholders'Equity:




CURRENT LIABILITIES
   Accounts Payable                                              $  545,225
   Customer Deposits                                                 64,873
   Current Portion of Long Term Debt                                 18,086
   Other Current Liabilities                                         76,754
   Due to Officers                                                   11,946
                                                                 ----------

   Total Current Liabilities                                        716,884

OTHER LIABILITIES
   Long Term Debt Net of Current                                     57,271
   Deferred Income Taxes                                            585,405
   Notes Payable                                                    155,000
                                                                 ----------

Total Other Liabilities                                             797,676


SHAREHOLDERS'S EQUITY:
   Preferred Stock - Par Value $.001 Per Share, Authorized
   10,000,000 Shares, None Issued or Outstanding                       --

   Common Stock - Par Value $001 Per Share, Authorized
   100,000,000 Shares, Issued and Outstanding 9,465,184 Shares        9,465

   Additional Paid - in - Capital                                 3,962,919
   Retained Earnings                                              2,003,012
                                                                 ----------

   Total Stockholders' Equity                                     5,975,396
                                                                 ----------

   Total Liabilities and Stockholders' Equity                    $7,489,956
                                                                 ==========



                 See accompanying notes to financial statements.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                 PRO-FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   For The Three Months Ended        For The Nine Months Ended
                                                                           September 30                     September 30,
                                                                 --------------------------------------------------------------
                                                                         1996         1997             1996              1997
                                                                 ---------------------------------------------      -----------

REVENUE
   Consulting Fees                                               $    49,352      $      --        $   363,084      $      --
   Software Sales and Related Charges                                   --          2,160,000             --          3,759,272
   Support Fees                                                         --               --               --             21,000
   ISP and Website Income                                               --            146,017             --            290,168
                                                                 -----------      -----------      -----------      -----------

   Total Revenue                                                      49,352        2,306,017          363,084        4,070,440

COST OF SALES
   Installation and Hardware Costs                                      --            109,710             --            202,041
   Internic Regist. Fees / Connect  Fees                                --             36,225             --             86,265
                                                                 -----------      -----------      -----------      -----------

   Total                                                                --            145,935             --            288,306

   Gross Profit                                                       49,352        2,160,082          363,084        3,782,134

OPERATING EXPENSES
   General and Administrative                                        214,198          508,259          453,049        1,155,276
   Amortization                                                         --             77,636             --            248,430
   Depreciation                                                         --             32,225             --             67,798
                                                                 -----------      -----------      -----------      -----------

   Total Operating Expenses                                          214,198          618,120          453,049        1,471,504

   Income (Loss) From Operations                                    (164,846)       1,541,962          (89,965)       2,310,630

OTHER INCOME (EXPENSE)
   Interest Income                                                     2,314             --              2,314            3,741
   Interest Expense                                                     --             (4,072)            --             (5,441)
   Income Tax                                                         41,000             --             22,400         (119,068)
   Loss on Sale of Investments                                        (4,871)            --               --            (20,784)
   Gain on Sale of Investments                                          --               --              5,379             --
                                                                 -----------      -----------      -----------      -----------

   Total Other Income (Expense)                                       38,443           (4,072)          30,093         (141,552)

   Income From Continuing Operations                                (126,403)       1,537,890          (59,872)       2,169,078

(Loss) from Operations of Discontinued Foreign Subsidiary
                                                                        --               --               --            (69,531)
Gain on Sale of Discontinued Foreign Subsidiary
                                                                        --               --               --            120,895
                                                                 -----------      -----------      -----------      -----------

      Total Income from Discontinued Oper                               --               --               --             51,364

Net Income (Loss)                                                   (126,403)       1,537,890          (59,875)       2,220,442

Retained Earnings (Deficit) - Beginning                             (259,649)         465,122         (326,180)        (217,430)
Retained Earnings (Deficit) - Ending                             $  (386,052)     $ 2,003,012      $  (386,052)     $ 2,003,012
                                                                 ===========      ===========      ===========      ===========

(Loss) Income Per Common Share                                   $     (0.01)     $      0.16      $     (0.01)     $      0.23
                                                                 ===========      ===========      ===========      ===========

Number of Shares                                                   8,952,542        9,465,184        8,913,908        9,429,434
                                                                 ===========      ===========      ===========      ===========


                 See accompanying notes to financial statements.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                      Common Stock                             Additional
                                                         Number                                Paid - In
                                                         Shares              Amount             Capital
                                                     -----------------------------------------------------


Balance - December 31, 1996                           9,190,184          $     9,190         $  1,887,376

Sale of Common  Stock (Reg S)                            75,000                   75              524,925

Recapitalization Costs                                     --                   --               (174,750)

Asset Acquisition (EmiNet)                              200,000                  200            1,599,800

Asset Acquisition Costs                                    --                   --                   (920)

Consolidation Elimination-EmiNet                           --                   --                 14,238

Income from Continuing Operations                          --                   --                   --

Disposal of Discontinued Operations                        --                   --                 98,775

[Loss] from Discontinued Operations                        --                   --                   --
                                                     -----------------------------------------------------
Balance - June 30, 1997                               9,465,184                9,465            3,949,444

Contribution of Capital                                    --                   --                 13,475

Income - Third Quarter 1997                                --                   --                   --
                                                     -----------------------------------------------------
Balance - September 30, 1997                          9,465,184                9,465            3,962,919
                                                     =====================================================



                                                       Retained                                   Total
                                                       Earnings             Preferred          Stockholders'
                                                       (Deficit)              Stock               Equity

Balance - December 31, 1996                          $ (217,430)           $     --           $ 1,679,136

Sale of Common Stock (Reg S)                              --                     --               525,000

Recapitalization Costs                                    --                     --              (174,750)

Asset Acquisition (EmiNet)                                --                     --             1,600,000

Asset Acquisition Costs                                   --                     --                  (920)

Consolidated Elimination-EmiNet                           --                     --                14,238

Income from Continuing Operations                    $  631,188                  --               631,188

Disposal of Discontinued Operations                     120,895                  --               219,670

[Loss] from Discontinued Operations                     (69,531)                 --                (69,531)
                                                     -----------------------------------------------------

Balance - June 30, 1997                                 465,122                  --             4,424,031

Contribution of Capital                                   --                     --                13,475

Income - Third Quarter 1997                          $1,537,890                  --             1,537,890
                                                     -----------------------------------------------------

Balance - September 30, 1997                         $2,003,012             $    --           $ 5,975,396
                                                     =====================================================


                 See accompanying notes to financial statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                       For The Nine Months
                                                                                              Ended
                                                                                 --------------------------------
                                                                                 September 30,       September 30,
                                                                                     1996                1997
                                                                                 --------------------------------
Operating Activities:
(Loss) Income From Continuing Operations                                         $  (59,872)        $ 2,169,078
                                                                                 ----------         -----------

Cash Flows from Operating Activities:
   Adjustments to reconcile net loss to net
      Cash provided by operating activities:
         Depreciation and amortization                                               10,461             316,228
            Consulting fees received in form of Securities                          (26,246)               --
                Expenses paid by stockholder                                            873                --
                   Gain (loss) on sale of investment                                 (5,379)            (20,784)

         Changes in operating assets and liabilities:
Decrease (increase) in:
         Trade accounts receivable                                                  (48,250)         (3,726,296)
         Prepaid expenses and other current assets                                     --                70,323
         Security Deposits                                                             --               (23,831)
         Investments                                                                   --               (52,962)
         Refundable Income Tax                                                         --                77,215
         Other assets                                                               (17,337)               (552)
         Deferred income tax                                                           --              (548,400)
Increase (decrease) in:
         Accounts payable and Accrued Expenses                                       71,252             292,280
         Income taxes payable                                                       (90,500)               --
         Customer Deposits                                                             --                64,026
         Other Current Liabilities                                                  (33,000)             76,754
         Loans payable - stockholders                                                40,600              (9,709)
         Deferred Income Taxes                                                         --               585,405
                                                                                 ----------         -----------

Net cash - Continuing Operations - Forward                                         (157,398)           (731,225)

Discontinued Operations:
(Loss) from Discontinued Operations                                                    --               (69,531)
Gain on Disposal of Discontinued Operations                                            --               120,895
Adjustments to reconcile Net (Loss) to Net Cash                                        --                  --
   Operations:
          Depreciation                                                                 --                 1,366
                                                                                 ----------         -----------

Changes in assets and liabilities:
(Increase) Decrease in:                                                                --
         Other Assets                                                                  --                   815

Increase (Decrease) in:
         Accounts Payable                                                              --               (14,808)
         Customer Deposits                                                             --               (27,648)
                                                                                 ----------         -----------

         Total Adjustments                                                             --               (41,641)
                                                                                 ----------         -----------

Net Cash - Discontinued Operations - Forward                                           --                11,089
                                                                                 ----------         -----------

Net Cash - Operating Activities - Forward                                          (157,398)           (720,136)
                                                                                 ----------         -----------

Investing Activities - Continuing Operations
         Net increase in due from related parties                                      --
         Net increase (decrease) in Other Receivable                                   --                  --
         Sale (Purchase) of Subsidiary                                                 --            (1,620,000)
         Sale (Purchase) of Investments                                              40,628             (73,746)
         Sale (Purchase) of property and equipment                                 (137,639)           (322,870)
                                                                                 ----------         -----------

Net cash used in investing activities - Forward                                  $ ( 97,011)        $(2,016,616)


                 See accompanying notes to financial statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (CONTINED)



                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                       ----------------------------------
                                                                             1996               1997
                                                                       ----------------------------------

Investing Activities - Discontinuing Operations
         (Purchase) Disposition of property and equipment              $      --           $    11,110

Net Cash Investing Activities                                              (97,011)         (2,005,506)

Financing Activities - Continuing Operations
         Proceeds from issuance of common stock                            470,746           1,949,330
         Increase (Decrease) in loan payable to shareholder                   --                (9,709)
         Additions to paid in capital                                         --                27,713
         Increase in equipment loans                                          --                95,557
         Principal payments on capitalized lease and not borrowing            --               (10,565)
         Purchase of Treasury Shares                                        (8,250)               --
         Increase in notes payable                                            --               155,000

Net cash - Financing Activities - Continuing Operations                    462,496           2,207,326

Financing Activities - Discontinued Operations
         Additions to Additional paid in Capital                              --                98,775

Net Cash Financing Activities                                              462,496           2,306,101

Increase (Decrease) in cash and cash equivalents                           208,087            (419,541)
Cash & cash equivalents beginning of period                                200,677             421,188

Cash & cash equivalents, end of period                                 $   408,764         $     1,647
                                                                       ===========         ===========


Supplemental disclosure of cash flow information:
         Cash paid (received) during the period for:

         Interest Expense                                              $      --           $     5,441
         Income Tax Refund (Applied)                                   $      --           $    77,215
         Income Tax                                                    $    90,500         $   119,068



                 See accompanying notes to financial statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
             Notes to Consolidated Financial Statements (Uunaudited)
                               September 30, 1997


Note 1 -          Basis of Preparation
                  --------------------

                  The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations and cash flows for the nine month period ended September 30, 1997, are not necessarily indicative of the results of operations or cash flows to be reported for the full year ending December 31, 1997.


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


Note 3 -          Business Acquisitions
                  ---------------------

                  The business acquisition in the first quarter of 1997 has been accounted for under the purchase method. The results of operations of the acquired business are included in the consolidated financial statements from the date acquisition on March 26, 1997, the Company concluded its acquisition of 100% of the outstanding stock of The EmiNet Domain, Inc., located in Boynton Beach, Florida. EmiNet is an Internet Service Provider (ISP), and developer of Internet related software products as well as hosting commercial Web sites. The Company paid $20,000 in cash and issued 200,000 shares of the Company's common stock (approximate market value on date of issue $2,000,000). The Stock Purchase Agreement also contains additional payments contingent on the future earnings performance of EmiNet. Any additional payments made, when the contingency is resolved, will be accounted for as additional costs of the

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 1997


                  acquired assets and amortized over the remaining life of the assets. No payments were paid or accrued for the third quarter 1997.

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


                                                      Years ended December 31
                                                      -----------------------
                                                       1996             1995
                  Net Sales                         $  878,097        $ 818,317
                  Net earnings (Loss)               $ (347,072)       $ 178,816
                  Earnings per common share
                    And common share equivalent     $   (.04)         $  .02



Note 4 -          Major Customers
                  ---------------

                  Income fees derived from major customers are tabulated as follow:


                                                               Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                          ---------------------------------------------------------------
                                                              1996              1997             1996              1997
                                                          (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)

                   Customer A - (Consulting)                 8,000                 -          $ 28,000                 -
                   Customer B - (Consulting)                12,000                 -            21,500                 -
                   Customer C - (Consulting)               48,5000                 -           131,000                 -
                   Customer D - (Software System)                -                 -                 -           600,000
                   Customer E - (Software System)                -                 -                 -           410,000
                   Customer F - (Software System)                -                 -                 -           450,000
                   Customer G - (Software System)                -                 -                 -           150,000
                   Customer H - (Software System)                -           375,000                 -           375,000
                   Customer I   - (Software System)              -           600,000                 -           600,000
                   Customer J  -  (Software System)              -           450,000                 -           450,000
                   Customer K - (Software System)                -           150,000                 -           150,000
                   Customer L - (Software System)                -           585,000                 -           585,000

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                               September 30, 1997


Note 5 -          Per Share Data

                  Per share data are based on the weighted average number of common shares outstanding during the respective periods, retroactively adjusted to reflect the common shares issued in exchange for all outstanding common shares of The EmiNet Domain, Inc., including the additional shares sold pursuant to a "Reg S" offering in February, 1997.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                               September 30, 1997


Item 2.           Management's  Discussion  and Analysis of Financial  Condition
                  --------------------------------------------------------------
                  and Results of Operations
                  -------------------------


                  Recent Developments
                  -------------------


                  On February 5, 1997, the Company entered into an agreement to purchase The EmiNet Domain, a Boynton Beach, Florida based Internet Service Provider and Developer of Internet related software products. The purchase price of $1,620,000 was payable in cash and stock. The purchase price recorded reflects a discount in relation to the approximate fair market value of the stock to take into consideration certain restrictions placed upon the stock when issued.

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

                  Results of Operations
                  ---------------------

                  The Company incurred expenses of $ 1,155,276 in the nine months ended September 30, 1997. Such expenses were primarily attributable to marketing the Company's Internet products as well as continued development of its Internet products.

                  During the nine month period ended September 30, 1997, the Company had net income of $ 2,220,442, of which The EmiNet Domain, Inc., (EmiNet), contributed $65,156 in profits. Revenue was $ 2,306,017 for the third quarter of which EmiNet contributed $ 466,285.

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

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


           RESULTS OF OPERATIONS (Continued)


           During the third quarter the Company continued it's marketing campaign of it's Internet products and the results of operations showed four Internet Casino Extension(TM) (ICE(TM)) systems installed and operational as well as three webSports(TM) system installed and operational. Support contracts for these systems is expected to generate an additional monthly income stream of $11,000 for the next forty-eight months. Product development continues to be an on-going process as additional features are added to existing products and additions are made at the customer's request. We anticipate continued market leadership in the systems offered and anticipate an additional investment in the development and upgrades of our products of approximately $400,000 over the next twelve months.

           Our wholly owned subsidiary, The EmiNet Domain, Inc., has upgraded its' hardware and software in order to better compete with area Internet service providers by offering the latest technology and system features. An aggressive marketing campaign began in the fourth quarter aimed at web page hosting, site development, individual and commercial monthly accounts.

           In looking forward to the fourth quarter of 1997 we continue to see considerable interest building in our Internet products. The Company has signed contracts and is in the process of installing four Internet Casino Extension(TM) (ICE(TM)) systems as well as three webSports(TM) systems and it is anticipated that all installations will be complete by the close of the fourth quarter. This is expected to generate sales in excess of $2,000,000 for the quarter. In addition, these installations are expected to generate additional monthly income from support and maintenance agreements in excess of $10,000 per month over the next forty-eight months.

           The Company has recently entered into a pilot program in order to ascertain the viability of entering additional markets in areas such as Australia. Considerable advances have been made in the Australian jurisdictions since the second quarter and we continue to be optomistic over the Australian and area markets.

           We continue to watch interest and enthusiasm grow in our products and we are responding by adding key people in the development, support and sales areas.

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

                           None

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Atlantic International Entertainment, Ltd.



Date: November 20, 1997              By:     /s/ Richard A. Iamunno
                                            -----------------------------
                                            (Signature)
                                            Richard A. Iamunno, President
                                            And Chief Executive Officer



Date: November  20, 1997             By:    /s/ David P. Halaburda
                                            -----------------------------
                                            (Signature)
                                            David P. Halaburda
                                            Chief Financial Officer