Form 10KSB
period 1997-12-31
ATLANTIC INTERNATIONAL ENTERTAINMENT LTD
filed 1998-05-26
CIK 1003739

U.S SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                   FORM 10-KSB


/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

/  /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  January 1, 1997  to December 31, 1997

                         Commission file number 0-27256

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
--------------------------------------------------------------------------------

             DELAWARE                                13- 3858917
--------------------------------------------------------------------------------
 State or Other Jurisdiction of             (I.R.S. Employer Identification No.
 Incorporation or Organization)

200 East Palmetto Park Road, Suite 200, Boca Raton, Florida        33432
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (561) 393-6685
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
                                      None.

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   /  /     No / X/
                                                           (CONTINUED NEXT PAGE)
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended December 31, 1997 were $ 4,416,790

         The aggregate market value at March 31, 1998 of shares of the registrant's Common Stock, $.001 par value per share (based upon the closing price of $4.3125 per share of such stock on the Nasdaq OTC Bulletin Board on
such  date),   held  by  non-affiliates  of  the  Registrant  was  approximately
$31,885,120. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 1998 there were outstanding 9,676,190 shares of the Registrant's Common Stock, $.001 par value.

         Transitional Small Business Disclosure Format (check one):

                        Yes    /  /     No    /X/

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

GENERAL

         The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-KSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on Management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company; (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) trends within the Internet Gaming and Internet Supply Provider industries; (e) the existence or absence of adverse publicity; (f) changes in relationships with the Company's major customers or in the financial condition of those customers; and (g) the adequacy of the Company's financial resources and the availability and terms of any additional capital. Such forward-looking statements are based on assumptions that the Company will continue to design, market and provide successful new services, that competitive conditions will not change materially, that demand for the Company's services will continue to grow, that the Company will retain and add qualified personnel, that the Company's forecasts will accurately anticipate revenue growth and the costs of producing that growth, and that there will be no material adverse change in the Company's business. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-KSB, actual results could differ materially from the forward-looking information contained in this Annual Report on Form 10-KSB.

         Atlantic International Entertainment, Ltd. (the "Company"), a Delaware corporation, develops and markets Interactive products and services in the Entertainment and Information Technology fields. The Company (formerly, Cine-Chrome Laboratories, Inc., Medco Health Care Services, Inc., Cine-Chrome Video Corp., Network 4, Inc. and CEEE Group Corporation) was incorporated in the state of Colorado in October 1939 under the name "Pacific Gold, Inc." to explore and develop gold and silver ore prospects and to operate mining and milling facilities. Pacific Gold, Inc. conducted limited mining activities until operations ceased. The CEEE Group then sought new business opportunities as a development stage entity.

         In 1973 the Company changed its name to Cine-Chrome Laboratories, Inc. and operated a film-processing lab in California. From 1984 until June 1994, the Company did not conduct any operations, transactions or business activities. In June 1994, the Company began acting as a corporate advisory operation which included acting as a "finder" with respect to U.S. public companies and providing advisory services concerning corporate structure and raising capital. Beginning in 1996, the Company has concentrated its business operations primarily on the manufacturing, marketing and development of Interactive products and services. These products and services are focused on two major industries that include Interactive gaming & wagering and Information Technology products and services.

         Prior to July 16, 1996, the Company had no operations other than searching for a business combination. In July 1996, the Company consummated a share exchange pursuant to an Exchange of Stock Agreement and Plan of Reorganization with Atlantic International Capital Ltd., a Delaware corporation ("Atlantic Capital") and the former stockholders of Atlantic Capital (the "Stock Exchange Agreement"). As a result of the Stock Exchange Agreement, the business of Atlantic Capital became the business of the Company.

         On November 22, 1996, the Company merged with and into its wholly-owned Delaware subsidiary, Atlantic International Entertainment, Ltd., whereby the Company, among other things, (i) changed its state of incorporation to Delaware;
(ii) increased its authorized capital stock to 110,000,000 (100,000,000 shares of common stock, $.001 per share (the "Common Stock") and 10,000,000 shares of preferred stock, $.001 par value per share (the "Preferred Stock"); and (iii) effectuated a 1 for 3 share exchange. All shares referred to herein (unless specifically stated otherwise) refer to post split amounts.

         The Company acquired the major assets of RAM Associates, Inc. ("RAM") pursuant to a Purchase and Sale Agreement dated April 15, 1996. The RAM assets acquired by the Company included COMMUNITY CASINO and REALSPORTS(TM) that formed a part of the foundation of the Company's current gaming software products. Other products acquired from RAM included HOTEL HOTLINKS(TM) and CLUB INTERACTIVE. The Company has significantly improved and expanded its operational software and the software products developed by the Company. The Company continues to perform substantial development efforts to adapt to current technological advances.

         In March 1997, the Company acquired the Internet Service Provider and developer The EmiNet Domain, Inc. Through the EmiNet Domain, Inc. the Company based it's Interactive non-gaming wagering products and services. In addition to dial-up Internet business, EmiNet, offers web hosting and development services to commercial markets. (See EmiNet Business, infra).

         The Company's executive offices are located at 200 East Palmetto Park Rd., Suite 200, Boca Raton, Florida 33432. The telephone number of the Company is (561) 393-6685. The Company maintains a home page HTTP://WWW.AIELTD.COM.

PRODUCTS AND SERVICES

INTERACTIVE GAMING AND WAGERING PRODUCTS

INTERNET CASINO EXTENSION(TM)

         The Company is a developer and worldwide marketer of private network and Interactive gaming and wagering products including its proprietary flagship product, Internet Casino Extension(TM) or "ICE(TM)." The Company licenses these products to licensed casino, gaming operators and sports wagering businesses. Trial operations, under the name ARUBA PALMS CASINO and SPORTSBOOK, began in October, 1996. Upon conclusion of its successful trial in the first quarter of 1997 the casino site reverted back to its generic name, ICE(TM) and is now available for demonstration for potential new clients. The Company has added other variations to ICE(TM) aimed at a specific market including the Indian Casino Extension(TM), Interactive Club Extension & Internet Charity Extension.

         The Company has entered into eleven (11) license agreements for the ICE(TM) product. The ICE(TM) product is offered for license in either of two (2) ways. The base License Agreement calls for a fully customized package of four
(4) casino games, hardware, a complete back-office accounting and marketing program for $450,000. Additional games and customizations are at additional cost to the customer. Financing is currently available over a three-year period with an 8.5% interest rate. A deposit of $150,000 is now required and is due at installation. The alternative programs available offer all of the products and services developed by the Company included for the duration of the agreement. This plan requires $150,000 due at installation and a monthly fee equal to 10% of the Net-Win (money players wagered versus paid out). Additionally, the Company will receive a fee of $2,000 per month for technical support and product upgrades.

WEBSPORTS(TM)

         The Company licenses the webSports(TM) sportsbook software system to casino operators and sports book businesses. The system can be accessed via the telephone, Internet, private network, touch screen kiosk and walk-up sports book. The system allows for automated position keeping as well as manual input into the managing of the sports book operations. The system has American and International sports and allows both fixed price and fractional wagering. As with all of the Company products, there is a back-end database, accounting and auditing features.

         The Company has entered into seven (7) license agreements for the webSports(TM) product. There is financial option presently available. The complete system integrating both Internet and phone wagering for the U.S. sports markets is offered for $175,000, not including hardware. In addition, the Company offers an international version that offers U.S., European, Australian and South African style wagering for $225,000. A minimum deposit of fifty five thousands dollars ($55,000) is required prior to installation. Additionally, the Company will receive a monthly maintenance and support agreement in the amount of $1,000.

NETWORK GAMING

         The Company offers stand-alone Bingo, Keno and lottery systems that utilize the ICEtm and webSportstm gaming platforms.

INTERACTIVE CLUB EXTENSION

         The Company offers a system that integrates on-site networked touch screen kiosks giving players the ability to games, both at the venue and at home.

HOTEL HOTLINKS(TM):

         The Company also actively markets the Hotel HotLinks(TM) system which is a variation and expansion of ICE(TM) and webSports(TM) which has features specific to hotel guests such as in-room services, Internet access and in-room advertising of local goods and services. The product uses set top boxes and infrared remote controls to allow hotel guests to access gaming and the additional services mentioned above. As of the date hereof, the Company has not consummated any sales of the Hotel HotLinks(TM) system.

         The television set top boxes used in the Hotel Hotlinks(TM) product permit the use of smart cards for identification and other purposes. This same hardware/smart card technology will be employed in other products that the Company intends to develop throughout the year ending December 31, 1998.


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

         The commodity pricing of powerful computers and the wealth of information available on the Internet have all contributed to the creation of a vast market of consumers and business buyers. During the last three years, the number of Internet service providers ("ISP's") in the United States has grown from roughly zero to over 3,000. Management attributes the influx of ISP's to several factors which include: (i) an increasing demand for connection to the Internet; (ii) the Internet offers significant marketing opportunities for a variety of products and services; and (iii) providing Internet connections requires minimum expertise and start-up costs.

         The Interactive Gaming & Wagering marketplace has become the next step in the gaming industry. Revenues from the worldwide gaming market exceeds Fifty Billion Dollars ($50,000,000,000). Expert's estimate that gaming revenues derived from just Internet gaming revenues will exceed Eight Billion Dollars by the year 2000. The integrated Interactive gaming & wagering (Network gaming terminals, lotteries, Internet, telephone) revenues will far exceed that amount.

         The existing customer base from the established gaming and wagering marketplace will be where the vast majority of these new revenues are derived. Building upon the gaming industry's high customer loyalty level, the existing gaming operators will be able to launch a new generation of gaming & wagering products to it's player base.

GROWTH STRATEGY

         The Company's current plan of operations is to expand its current worldwide account base by offering a complete Interactive gaming & wagering product line. The Company will also seek to expand upon its current Information Technology products and services in the form of International acquisition with or merger into existing operations. Achieving market acceptance for the Company's services and products will require substantial marketing efforts and the expenditure of significant funds to create awareness and demand.

MARKETING

         Marketing efforts are directed by the Company's President and Chief Executive Officer. The Company currently employs a direct sales team directed primarily to casino operators and duly licensed sports books throughout the Caribbean, Central & South America and Europe. The Company is seeking to expand direct sale coverage to the Australian-Asian and African markets by having locally based operations in each region.

TRADEMARKS

         The Company markets its services utilizing various names. The Company is currently in the process of registering the following trademarks recognizable in the United States: AIE(TM), Internet Casino Extension(TM), ICE(TM), webSports(TM), realSports(TM), Indian Casino Extension(TM), Internet Charity Extension(TM) and Hotel Hotlinks(TM). The Company has no patents but claims copyrights on its software products.

DEPENDENCE ON CUSTOMERS

         During  the  year  ended  December  31,  1997  the  Company's   largest
customers, Australian Advisors Corporation. ("Australian") accounted for approximately 20% of the Company's revenues. The Company does anticipate revenues from this customer in the year ending December 31, 1998.

REGULATORY MATTERS

         The legality of gaming through the use of the Internet is uncertain at this point. Since the sale of a foreign subsidiary which ran a sports book (see Recent Developments), the Company does not operate virtual casinos or Internet sports books. However, sales of the Company's products depend on the continued international growth of virtual casinos and Internet sports books. A number of United States federal and state statutes could be construed to prohibit gaming through use of the Internet. While the Company focuses its sales and marketing efforts in jurisdictions that allow private network and Interactive gaming which include Australian, Caribbean, African and American gaming markets, there can be no assurance that international, federal, state or local laws or regulatory procedures, including those which relate to the issue of jurisdiction over gaming on the Internet, which would adversely affect the Company's business, financial condition, results of operations or prospects will not be expanded or imposed.

COMPETITION

         The Company competes with other companies involved in the development and marketing of gaming related entertainment and Information products and services. The Company faces intense competition in connection with its gaming operations. The Company believes that its Internet casino and sports book products currently compete with four (4) companies and that its Hotel Hot-Links product currently competes with two (2) companies. The Company continues to face increasing competition from both established and newly emerging operations in both the United States and elsewhere. There are numerous casinos and sports books currently operating over the Internet, many of which use software developed for their own purposes. The Company believes that some of these operators may decide to offer to sell their software to other casino and sports book operators in the future. The Company's gaming products also compete with other forms of gaming activities, including state-sponsored lotteries and horse racing and competes for discretionary spending with other leisure time activities and alternate forms of entertainment. While competition for Interactive Gaming is intense, the Company's marketing approach is unique in that the major marketing & sales focus is with the established gaming and wagering marketplace.

EMPLOYEES

         As of April 10, 1998, the Company had thirty (30) full-time employees (three (3) employed by EmiNet), of whom two (2) were software engineers. None of the Company's employees is covered by a collective bargaining agreement or is a member of a union. The Company may also employ full-time and part-time consultants on an as-needed basis. The Company considers its relationship with its employees to be satisfactory.

RECENT DEVELOPMENTS

         On December 15, 1996, the Company entered into an agreement to sell its foreign subsidiary, known as Atlantic International Entertainment, N.V. ("AIE, NV"), which ran a sportsbook operation. The purchase price was $850,000 payable as follows: (i) $2,000 was paid to the Company at closing and (ii) the balance payable beginning 60 days after closing based on 40% of net win before expenses of the casino in a minimum monthly amount of $3,000. Interest on the unpaid balance accrues at 8% per annum. The effective date of this transaction was January 1, 1997, and the transaction closed in March 1997.

         In December 1997, the Company sold Australian Advisers 100,000 shares of Common Stock of the Company pursuant to the completion of its S-8 Registration Statement for $3.00 per share, these shares were issued and held in escrow until the closing in January 1998. Australian Advisors continues to render valuable consulting services to the Company.

         On April 3, 1998, the Company entered into a Securities Purchase Agreement for the sale of $500,000.00 of a newly created 5% Convertible Preferred Stock. The Agreement also grants the purchaser the right to purchase up to an additional $2,500,000.00 in said class of securities at market prices. The Preferred stock is convertible into the Company's common stock at the purchaser's option. Contemporaneously with the execution of the Securities Purchase Agreement described above, the Company entered into an agreement with the Purchaser to register all of the shares of the purchased securities and the Common Stock that may be issued pursuant to the exercise of the Purchaser's conversion rights. The Company has agreed, not later than thirty days after the closing of the transactions described above, to use its commercially reasonable best efforts to file a registration statement with the Securities and Exchange Commission for the registration of the shares of above securities and the shares of Common Stock issuable upon exercise of the Purchaser's conversion rights and to maintain the effectiveness of such registration statement for the term of the above Agreement. The Company believes that, during the period of effectiveness of such registration statement, the Purchaser may convert the securities to Common Stock and sell all or any of the shares of Common Stock without restriction.

         On April 30, 1998, the Company entered into a Securities Purchase Agreement with Hosken Consolidated Investments, Ltd., a South African corporation for the purchase of 1,000,000 shares of the Company's Common Stock at $4.00 per share. Hosken is engaged in the technology industry, including cellular, telecommunications, video gaming and media.

         In a simultaneous transaction, HCI has subscribed for 25% of the Company's South African subsidiary, Atlantic International Entertainment, Ltd. South Africa. HCI received its equity in consideration for its services to be rendered related to introducing the Company to the South African gaming and wagering community.

         In May 1998, the Company's wholly-owned subsidiary, AIE, Australia, Ltd. intends to submit an acquisition bid for an Australian listed company, Coms21. The Company will offer Coms21 shareholders the equivalent of $.70 AUD per share in the form of the Company's U.S. shares.

         The Company recently added three new directors to its Board of Directors. In addition, the Company has recently begun discussions with various individuals regarding the formation of an advisory board. The Company anticipates that the advisory board will be formed in the near future. Among the employees hired during 1997, was Karen Welch, as Senior Vice President for Operations and General Manager. Ms. Welch was formerly with IBM. On April 14, 1998, in anticipation of increased business activity, the Company engaged Harry Winderman as General Counsel. Mr. Winderman has degrees in law, tax and business administration and has practiced law for over twenty years. In addition, Mr. Winderman is an adjunct professor at Florida Atlantic University.

INFORMATION PRODUCTS & SERVICES

THE EMINET DOMAIN

         The Company's focus outside of Interactive gaming & wagering is in Information Technologies ("IT"). In March, 1997, The EmiNet Domain, Inc. was acquired as the Company's first IT asset. All non-Interactive gaming projects and activities where placed under the supervision and direction of The EmiNet Domain, Inc. EmiNet seeks to expand its current product line and is exploring Internet Telephony and Internet financial transaction products to offer the market in 1998.

REALSPORTS(TM)

         The Eminet Domain offers an information service on the Web called "realSports(TM)." This service provides real-time odds, scores and other sports wagering information and is free of charge to users. The Company anticipates generating revenues from this service by selling advertising space to companies wishing to target their marketing to sports fans and individuals who wager on sporting events. The Company uses this service to promote visits to model sites established for its ICE(TM), webSports(TM) and Internet related products.

         On January 31, 1997, the Company entered into an agreement to purchase all of the shares of The EmiNet Domain, Inc. ("Eminet"). The purchase price for the shares was $2,020,000 payable by the issuance and delivery to the shareholders of Eminet or their designees of a minimum of 200,000 shares of fully-paid and non-assessable shares of Common Stock at the market value as of January 31, 1997 and $20,000 cash payable at March 31, 1997. In addition, the shareholders of Eminet or their designees will receive additional shares at market price equal to one time EmiNet's net profit before taxes for the years ending 1997 and 1998 up to $750,000 per annum, one and one-half times over $750,000 to $1,000,000 and two times over $1,000,000. Eminet provides monthly Internet service to approximately 1,000 subscribers. The current equipment and personnel are capable of handling up to 2,500 subscribers without upgrades. As additional profit centers, EmiNet hosts and programs web sites for businesses and individuals, provides networking design and services and sells computer and networking equipment.

         The EmiNet Domain ("EmiNet") is a wholly owned subsidiary of Atlantic International Entertainment, Ltd. With its offices in Boca Raton. On December 31, 1997 EmiNet had approximately 10 employees. At present, EmiNet is one of the leading South Florida Internet Service Provider ("ISP") with a network infrastructure comprised of a leased high speed fiber optic backbone, computer hardware and software, and points of presence ("POPs") in 18 South Florida cities providing access availability to thousands of customers from Miami to Northern West Palm Beach cities. EmiNet was recently ranked number three in South Florida by the South Florida Business Journal. EmiNet outranked all of the Ft. Lauderdale (Broward County) ISP's. EmiNet currently offers a wide range of Internet products as a full service Internet company. Those products include dial-up access, dedicated high speed access, Integrated Services Digital Network ("ISDN") service, fractional T1's (transmissions speed up to 1.54 megabits per second),

Flex 56 (enhanced speed modem services), and other Internet related services to businesses and individuals including World Wide Web ("Web") services, which includes Web design/development and a significant amount of Web hosting, data services and network frame relay services. EmiNet attempts offering exemplary customer service at competitive prices. EmiNet's high speed, digital telecommunications network provides subscribers with direct access to the full range of Internet applications and resources in E-Mail, World Wide Web sites, USENET newsgroups and FTP software. EmiNet is one of only a handful of ISP's that offer co-location services. EmiNet continues to experience growth in various areas of its subscriber base.

MEDICAL PRODUCTS

         In February 1998, the Company entered into an agreement with ELG Health Management Services to market the Atlantic International Medical ("AIM") products & services. Atlantic is currently focused on Interactive gaming & wagering and Information Technology. The agreement with ELG will enable the Company to benefit from earlier efforts while not allocating additional resources in a non-core business. ELG will provide Atlantic 40% of the net profits from the sale and distribution of medical products. ELG is developing a global distribution network for medical testing devices (e.g., HIV, pregnancy, drug abuse, hepatitis, etc.) and other medical products.

         ELG, through AIM, markets distributorships for American manufacturers of medical testing and diagnostic kits and other medical products throughout the world. AIM acts as a broker between the manufacturer and distribution companies located in foreign countries. AIM does not resell products but simply collects a commission for taking an order from the distributor and placing the order with the manufacturer. This approach limits the risks associated with inventory and product liability and keeps overhead and direct costs to a minimum.

INDUSTRY OVERVIEW

         The Internet had its origins in 1969 as a project of the Advanced Research Project Agency ("ARPA") of the U.S. Department of Defense. The network established by ARPA was designed to provide efficient connections between different types of computers separated by large geographic areas and to function even if part of the network became inoperative. Historically, the infrastructure was used by academic institutions and governmental agencies for remote access to host computers and electronic mail communications. Accordingly, the U.S. government historically provided the majority of funding for the infrastructure. However, as the modern Internet developed and became commercial, funding shifted to the private sector. The number of worldwide Internet users continues to increase significantly. In a recent government study, it was stated that traffic on the Internet doubles every 100 days. Business use is growing the faster and as many as 62 million Americans now have Internet access. In addition, the number of domains registered, which EmiNet believes is a forward-indicator of activity on the Internet, has increased at a rapid pace. EmiNet believes that there are several key drivers responsible for the rapid proliferation of Internet use:

            SERVICE QUALITY: Quality is the differentiating aspect that sets EmiNet apart from the other carriers.

            IMPROVING PERFORMANCE - There have been significant bandwidth, communications, and price/performance improvements in communications over the Internet. These developments make the Internet an increasingly attractive medium for conducting business, adding convenience, and attracting more users.

            HIGH SPEED MODEMS - As the installed personal computer ("PC") base has grown, it has become increasingly common for those PCs to have a modem connection. Many new computers now have higher speed, pre-installed modems, such as a K56 Flex, allowing connections to be made even more easily.

            IMPROVED CONTENT - As the Internet grows new information and services available on the Internet have attracted attention and created a more widespread appeal.

            EXPANSION OF LANS AND WANS - Corporate, government, and educational local area networks ("LANs") and wide area networks ("WANs") are expanding and these installed networks enable multiple users to be connected to the Internet through a single point of contact. Therefore, the actual number of Internet users connected through these LANs and WANs greatly exceeds the number of connection points.

            EXTRANET - Businesses can set up a proprietary Network or Virtual Private Network ("VPN") using the Internet. A VPN is a secure and cost effective means of data communication.

            EXPECTATIONS FOR ELECTRONIC COMMERCE OVER THE INTERNET - With the increased recognition of the Internet's potential as a medium for marketing and purchasing, a growing number of companies are initiating or expanding their use of the Internet for commercial purposes. The United States Department of Commerce stated that 10 million North Americas made purchases over the Internet by the end of 1997.

            DRAMATIC INCREASE IN NAVIGATIONAL AND UTILITY TOOLS - The proliferation and improvement of software tools and browsers, which facilitate Internet use, have attracted more users. The World Wide Web browsers and other user-friendly interfaces have made it easier for users to access desired information on the Internet.

A convergence is occurring in the Internet industry as more traditional Internet providers become communications companies and communication companies become Internet companies. These factors are creating an environment in which individuals and businesses and other organizations perceive a compelling need to establish Internet access and an Internet presence. EmiNet believes that its Internet access, Web services and value-added service offerings are particularly appealing to businesses for a number of reasons. For example, many businesses are accustomed to working with a vendor with a local presence and may prefer to contract with an Internet service provider such as EmiNet which has a local presence and the experience and reputation of providing quality and dependable service. Furthermore, many businesses have Internet requirements that go beyond the simple access that most Internet service providers offer. These Internet requirements include security, network consulting, high-bandwidth managed access and data services.

EMINET STRATEGY

         EmiNet  is   implementing   a  strategy   to  become  a  full   service
telecommunications company providing a full complement of communication services, a one-stop shop for the small and medium size business user and the consuming public. As a full service Internet provider EmiNet will continue to offer full Web services, including production of Web sites, the hosting of Web sites and the marketing of Web sites. EmiNet believes the foundation for business growth and Electronic Commerce ("E Commerce") will be through the creation, hosting and marketing of Web sites. As more companies want to sell their products and services over the Internet, the demand for Web services is expected to increase rapidly. This will require an E Commerce solution for most Web sites that will be developed for the business community. EmiNet has provided this capability to its customers and expects to expand this through additional E Commerce offerings such as ATM. Marketing will play a more important role for Web Site owners, as more people will want to monitor the activity on their site. As the demand for speed increases, EmiNet will meet the challenges of providing greater bandwidth to its customers. EmiNet will seek to meet the challenge through various types of dedicated connections at the local loop level and greater bandwidth at the backbone level.

         The cable industry faces considerable challenges to enter the Internet access market. The high cost of cable modems and the cost to upgrade systems may continue to slow that segment of the industry. Given the significant cost for the cable companies to rapidly deploy Internet services over coaxial cable, the traditional wire line carriers will remain the dominant providers of Internet access in the near term.

         IP Telephony is an anticipated source of potential revenue enhancement for EmiNet. It will become more prevalent in its use for companies and people who want a low cost solution to long distance telephone communication. EmiNet has been evaluating the WebPhone product by a local company Netspeak.

         EmiNet also recognizes the increased security requirements being demanded by some of their medium to large customers. This coming year, they will begin offering security services, which include: producing security documents, installing and configuring firewalls, and for those who request it, EmiNet will remotely manage the customer's firewall.

         Additionally, vertical markets are becoming more and more important in expanding the level of services. This coming year will see EmiNet enter the world of documents on demand. This is extremely important as the revenues comes from a per page fee per year. This leads to a reoccurring revenue stream, which fits nicely with the many law offices, legal offices and small business which currently are EmiNet customers.

EMINET SERVICES TODAY & TOMORROW

         Today, EmiNet primarily provides two high quality services which it believes, are competitively priced: Internet access service and Web services. Internet access services can be divided into two basic categories: personal accounts for individuals and small businesses that connect to the Internet via a modem (referred to as "dial-up" accounts), and high speed dedicated accounts (principally for medium to large business users) that connect to the Internet via dedicated telecommunications lines. Dial-up subscribers can access the Internet by calling EmiNet's local POPs. EmiNet's dedicated accounts consist of subscribers that desire to connect internal computer networks to the Internet.

         EmiNet offers a wide variety of service options, which vary in price depending upon the features included and the data rate, the amount of space, or bandwidth, of the connection. EmiNet bills its Internet access subscribers monthly, quarterly or annually in advance. A significant percentage of individual accounts are billed automatically through pre-authorized credit card accounts. EmiNet also provides complete installation services, sales of turnkey networking equipment, education and training services, through their technical support and network monitoring support teams.

         Web services can also be divided into three basic categories: Web hosting services and Web production (or content) and Web Marketing. EmiNet designs Web sites and performs additional programming for Web sites on behalf of its business subscribers. Charges for Web site design and programming vary widely with the size and complexity of the project. EmiNet's Web services produce Web sites that make use of original graphic arts, interactive forms, data base queries and search engines. EmiNet hosts a substantial number of Web sites on behalf of its customers enabling them to have a continued presence on the Internet. In addition, EmiNet offers its customers a marketing strategy to insure that their Web sites are visited by potential customers.

TOMORROW - EMINET WILL OFFER

         As EmiNet expands its product offerings, EmiNet will focus on seven core areas:

         1. Dedicated high-speed large bandwidth service to the small and medium size business user, such as ISDN & T1's, Fractional T1's and DS3's.

         2. Dial up access service to the residential community, focused on easy user interface and access to information on the World Wide Web.

         3. E commerce with expansions in the current offerings specifically ATM for the small, medium and large businesses.

         4. Traditional long distance service with all the enhancement customers generally are looking for such as private line services to the small and medium size business, Frame Relay, VPN and other traditional private line services.

         5.  Web  Services,   including  production,   hosting,   marketing  and
Co-Location services.

         6. Integration, Technology and Engineering Services for small and medium business including fire wall installations, security analysis and when requested, remote administration of the firewall.

         7. Document Imaging on demand. This will include services such as setting up the customer's database and scanning in the documents for a fee. Additionally, the revenues are based on a per- page per year fee, leading to reoccurring revenues with very little additional marketing.

         In addition, EmiNet has established itself as a provider's provider for Internet Transportation services. EmiNet facilitates and enables businesses that want to provide Internet transportation services, such as Hypertext Transfer Protocol ("HTTP") for Web, Simple Mail Transfer Protocol ("SMTP") for mail, Network News Transfer Protocol ("NNTP") for news, File Transfer Protocol ("FTP") for file transfer, as well as taking on Web contracting design and development from other providers.

ON-LINE NETWORK REPORTS

         EmiNet operates a password-protected on-line network reporting service and provides a report to all customers on the traffic and performance of both EmiNet's network and the client's Web page hits.

TRAINING

         EmiNet provides on site training or one on one training in their offices.

NETWORK INFRASTRUCTURE

         EmiNet believes that its future success in the Internet access services market depends in part on its ability to enhance its current service offerings for individuals and businesses and to advance the capabilities and capacity of its telecommunications network. EmiNet operates Ten (10) PRI circuits and Three T-1 lines that simultaneously supports Frame Relay, Integrated Services Digital Network ("ISDN"), and Asynchronous Transfer Mode ("ATM") on a single platform. EmiNet installed these PRI's in various locations in the cities of Palm Beach, Boca Raton, Ft. Lauderdale and Miami. These PRI's are interconnected via an ICI network.

         EmiNet is continuing to optimize and increase the capacity and capabilities of its telecommunications network. EmiNet currently is working to increase its speed, reliability, and network fault tolerance. EmiNet operates a data center, which is located in their Boca Raton office. This facility not only provides redundancies and stability to the Company's network, but also allows EmiNet to make this facility available to those clients that want the ability to collocate their Web servers in the data center and pay EmiNet for use of the facility and gain high bandwidth access to the Internet.

OPERATIONS AND CUSTOMER SUPPORT

         EmiNet has approximately 3 employees dedicated to technical dial-up support, commercial account support, network operations and customer service.

SALES & MARKETING

         EmiNet's growth in its subscriber base is attributable to word-of-mouth referrals primarily in the individual dial-up market. EmiNet has a direct sales group in order to support a strong focus on business customers. EmiNet is delivering high-speed Internet access solutions and Web services to business customers in its regional markets and is differentiating itself through a non-site consultative approach, high-quality services and exemplary customer service.

         EmiNet believes that its ability to differentiate itself from the national Internet access providers, long distance providers and regional telephone companies can best be achieved in the business market by becoming a one stop shop and providing the highest quality of service at competitive prices.

         EmiNet intends to increase its advertising and to maximize the amount of local newspaper, yellow pages support with press releases and interest articles on EmiNet.

COMPETITION

         The Internet connectivity business is highly competitive, and there are no substantial barriers to entry. EmiNet believes that competition will intensify in the future and its ability to successfully compete depends on a number of factors including market presence, the capacity, reliability, and the security of its network infrastructure, its pricing of services compared to its competitors, the timing of new products and services by EmiNet and its competitors, EmiNet's ability to react to changes in the market, and industry and economic trends. EmiNet's competitors and positioning was recently published in the March 13th, 1998 issue of the South Florida Business Journal. The number one (Icanect) is located in Miami and has 17,000 subscribers primarily in the Miami and Southern portion of Ft. Lauderdale. The number two (Florida Internet) is in West Palm Beach and extends Northward and has 7,000 subscribers. EmiNet is conveniently located in Boca Raton and address the northern Ft. Lauderdale and Southern Palm Beach area with 4,000 potential subscribers. Numbers 4 through 10 in the survey are all located in Broward county with four in Ft. Lauderdale, one in Hollywood and one in Plantation ranging from 1500 subscribers to 500.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company, including EmiNet, leases approximately 5,150 square feet of office space in Boca Raton, Florida pursuant to a lease expiring on September 30, 2002 with a monthly rent of approximately $8,757.10. The Company believes that its existing facilities are adequate for its current needs and that additional facilities in its service area are available to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a party to pending or threatened litigation, both as plaintiff and defendant. However, the Company believes that said litigation will not materially affect the Company's operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         On November 18, 1996, the Company held a Special Meeting of Shareholders to, among other things, vote on a proposal to reincorporate the Company under the laws of Delaware. There were 7,062,238 shares voted for the proposal, 700 shares voted against the proposal and 105 shares abstaining from the vote. There were no matters submitted to the Shareholders in 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been quoted on the Nasdaq OTC Bulletin Board since July 25, 1996. Prior to July 25, 1996, the Company believes that its Common Stock last traded in a public market in approximately 1987. The Company's current symbol is "AIEE."

         The following table sets forth, for the periods indicated, the highest and lowest bid prices for the Common Stock, as reported by the Nasdaq OTC Bulletin Board. The prices reported reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not reflect actual transactions. The prices have been adjusted to reflect a 3 for 1 reverse split of the Company's Common Stock in November 1996.


CALENDAR 1997                            HIGH                  LOW
-------------                            ----                  ---

First Quarter                            10                   1.5
Second Quarter                           8.25                 1.468
Third Quarter                            5.25                 3.25
Fourth Quarter                           5.25                 2.75

CALENDAR 1998                            HIGH                 LOW
-------------                            ----                 ---
First Quarter                            4.87                 3.0

         At April 10, 1998, there were approximately 340 holders of record of the Company's Common Stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES AND AVAILABILITY OF MANAGERIAL PERSONNEL.

OVERVIEW

         During 1997, the Company focused its business efforts in two areas, Interactive Gaming & Wagering and Information Technologies. Gaming and Wagering continues to grow in terms of customer base and product line. A market for the gaming and wagering products has been established whereas the Company has entered into 18 license agreements. The Company expects to expand its account base with its existing product line for the foreseeable future. .

         At this time efforts in the Information Technologies area mainly consists of the operations of The EmiNet Domain, an Internet service provider and developer. The Company plans to increase its current base through acquisition and merger in 1998.

RESULTS OF OPERATIONS

         The following is a summary of the Company's consolidated financial and operating data:


                                                              YEAR ENDED DECEMBER 31,
STATEMENTS OF OPERATIONS DATA:                             1997                     1996
------------------------------                             ----                     ----
Revenue                                                 $4,416,790             $  454,656
Income [Loss] from Operations                            1,394,890               (427,975)
Net Income [Loss]                                        1,047,317               (376,270)
Basic and Diluted Net Income [Loss] Per Common Share
                                                              $.11                  $(.04)


BALANCE SHEET DATA:                                DECEMBER 31, 1997         DECEMBER 31, 1996
-------------------                                -----------------         -----------------
Working Capital                                         $  352,559             $  199,893
Total Assets                                             6,828,784              1,982,014
Total Liabilities                                        1,882,165                302,879
Stockholders' Equity                                     4,946,619              1,679,135

         The following is a summary of the Company's financial data broken into business segments:

                                                    DECEMBER 31, 1997        DECEMBER 31, 1996
                                                    -----------------        -----------------
Net Sales:
 Investment Advisory Services                             -0-                     366,204
 Internet Software and Services                     4,002,894                      87,000
 Medical Products and Equipment                           -0-                         -0-
 Internet Access and Services                         413,896                       1,452
                                                   ----------                 -----------
                                                   $4,416,790                 $   454,656
Operating Income:
 Investment Advisory Services                             -0-                     231,081
 Internet Software                                  1,564,666                    (659,056)
 Medical Products and Equipment                            -0-                        -0-
 Internet Access and Services                        (169,776)                        -0-
                                                   ----------                 -----------
                                                   $1,394,890                 $  (427,975)
Total Assets:
 Investment Advisory Services                             -0-                       1,423
 Internet Software                                  5,104,525                   1,980,591
 Medical Products and Equipment                           -0-                         -0-
 Internet Access and Services                       1,724,259                         -0-
                                                   ----------                 -----------
                                                   $6,828,784                 $ 1,982,014
Depreciation and Amortization:
 Investment Advisory Services                             -0-                         285
 Internet Software and Services                       323,959                      67,091
 Medical Products and Equipment                           -0-                         -0-
 Internet Access and Services                          98,579                         -0-
                                                   ----------                 -----------
                                                   $  422,538                 $    67,376
Capital Expenditures:
 Investment Advisory Services                             -0-                       1,423
 Internet Software                                    490,590                   1,490,395
 Medical Products and Equipment                           -0-                         -0-
 Internet Access and Services                         200,585                         -0-
                                                   ----------                 -----------
                                                   $  691,179                 $ 1,491,818

         No income was generated from the investment advisory services for the year ended December 31, 1997. Internet software and related activities generated net income from operations of $1,047,317 due to the growth in the industry and the Company's product recognition. In the first quarter of 1997, AIE(TM) NV and its operations were sold as an operating Internet sports book. The net operating loss from this discontinued business segment totaled ($69,531) pre tax benefit.

         In 1997 the Company continued its focus on Internet related products and services while continuing to identify new markets and strategic alliances. In 1997, expenditures were made for both software and hardware in an aggregate amount of $2,162,049. Additional employees were hired in both the technical and sales areas. With the further development of the Internet related software products and the change of business focus, revenues increased by 912%, or $3,962,134 to a total of $4,416,790 for 1997. Depreciation expense and software amortization for 1997 totaled $442,538 or 10.02% of gross revenues.

OUTLOOK

         The Interactive Gaming & Wagering industry, is expected to continue to grow for the foreseeable future. Worldwide interest in the ICE(TM) and webSports(TM) software systems is high with particular attention coming from Australia & South Africa where the government is supportive of private network and Interactive gaming. Management expects continued sales growth from these products. The Company will continue to focus its efforts on marketing these software systems as well as the Hotel Hotlinks(TM) and Networked touch screen kiosk products. Management believes that interest in all of the Interactive gaming & wagering products is very high especially in Australia, South Africa and surrounding regions. The Company expects to continue sales of these products for the foreseeable future. The Company will also continue its development of add-on products for both ICE(TM) and webSports(TM) including the adaptations for Overseas gaming markets.

         Management expects continued growth in the Information Technologies areas. It is expected that through On-line, private network, Web and networking services through Eminet or newly acquired or merged entities to contribute significantly to profits in 1998 due to new contracts and expanding opportunities in the IT markets. The Company is considering expanding its portfolio of Information Technology companies and is looking for Internationally based companies to bring into the United States marketplace.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL. At December 31, 1997 the Company had a working capital of $352,559. At December 31, 1996, the Company had working capital of $199,893.

         CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES. During the years ended December 31, 1996 and 1997, net cash provided (used) by operating activities was ($193,975) and ($811,628) respectively. Cash flows from continuing operating activities decreased by $617,653 for the year ended December 31, 1997 compared to the same period in 1996 primarily due to the transition from start up activities of a new segment of business to the sales and marketing phase with continued product enhancements.

         CASH FLOWS FROM INVESTING ACTIVITIES. During the years ended December 31, 1996 and 1997, the Company made net capital expenditures of $308,859 and $425,862, respectively, primarily for purchases of property and equipment. The amounts expended in 1997 represent expenditures necessary for the Internet and private network development and implementation as well as the acquisition and upgrade of the Internet Service Provider. [EmiNet Domain]. .

         CASH FLOWS FROM FINANCING ACTIVITIES. During the years ended December 31, 1996 and 1997, cash flows from financing activities were $723,425 and $852,012 respectively. For the year ended December 31, 1997, cash flows from financing activities are primarily from the issuance of Common Stock in connection with private placements of the Company's Common Stock which raised proceeds to the Company of approximately $350,250 with an additional cash flow from the conversion of Debt to Equity in 1997 of $313,475.

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

ITEM 9.  RELATED PARTY TRANSACTIONS.

         The Company made advances to the affiliated company during the year ended December 1997, increasing the balance receivable to $49,855. The advances accrue interest at a rate of 6% per annum, and are due on demand.

         The company has notes payable to two officers in the aggregate amount of $166,636 at December 31, 1997. The notes are demand notes and incur interest at 8% per annum. Interest expense related to the shareholders notes totaled $7,525 and $1,302 for the years ended December 31, 1997 and 1996, respectively.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company and their positions with the Company are set forth below.

                NAME             AGE              POSITION
                ----             ---              --------

          Norman J. Hoskin       63     Chairman of the Board,Secretary and
                                        Treasurer

          Richard A. Iamunno     40     President, Chief Executive Officer and
                                        Director

          David Halaburda        45     Chief Financial Officer

          Steven D. Brown        51     Director

          Martin V. McCarthy     42     Director

          Jeffrey L. Hurwitz     42     Director

          Dr. Leonard Haimes     70     Director

         NORMAN J. HOSKIN has served as the Chairman of the Board, Secretary and Treasurer since July 16, 1996 and served as Chairman of the Board, Secretary and Treasurer of Atlantic since its inception in 1994. Mr. Hoskin served a Senior Vice President of Rentar Industries Group from 1972 to 1982, one of the largest transportation, warehousing and banking conglomerates in the United States. Mr. Hoskin was former Chairman of the Board of Tapistron International and Director and Officer of Trinitech System, Consolidated Technologies, Spintek Gaming and American Artists Corporation . Mr. Hoskin is also a Director and Secretary of Aqua Care Systems.

         RICHARD A. IAMUNNO has served as a Director, the Chief Executive Officer and President since July 16, 1996 and served as a Director, the Chief Executive Officer and President of Atlantic since its inception in 1994. Prior to starting the Company, Mr. Iamunno was President of Ameristar International, an investment banking firm which provided European-based companies with merger assistance into the U.S. public marketplace. Mr. Iamunno's business experience includes positions as Senior Director of Marketing and Vice President of Western Union Corporation. Mr. Iamunno has in the past served as a Director of Tapistron International, as a Director and officer of Trinitech Systems, Inc.. Mr. Iamunno earned his Business degree from Drake University in Des Moines, Iowa.

         DAVID HALABURDA was appointed Chief Financial Officer in June of 1997. Mr. Halaburda has acted as the Company Certified Public Accountant since it's inception. Prior to Atlantic, Mr. Halaburda was with the regional accounting firm of Buchbinder Tunick & Co. LLP. Mr. Halaburda earned both CPA & CFP designations and has held various positions in both professional and civic organizations. Mr. Halaburda earned his Bachelor of Science degree from Monmouth University in New Jersey.

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

         MARTIN V. McCarthy was appointed a Director of the Company in March of 1998. Mr. McCarthy was the President and CEO of IDD Enterprises, L.P. The Company was recently sold to Dow Jones and Company. Mr. McCarthy has been a pioneer in the online world for almost two decades. He has led organization of scale that have created, commercialized and deployed leading edge technologies in the areas of communications, information services and transactions. Prior to joining IDD in 1988, Mr. McCarthy served as Vice President, Office Message and Information Services at Western Union and was the youngest corporate officer in the firm's 130 year history. Mr. McCarthy has an MBA from Harvard University.

         JEFFREY L. HURWITZ was appointed a Director of the Company in March of 1998. Mr. Hurwitz had been the Managing Director of South African based Clinic Holdings since 1987. While at Clinic Holdings, the Company grew to 26 Hospitals with annual turnover of over $370,00,000. In November 1997 Mr. Hurwitz left Clinic Holdings under the terms of Agreement of Sale of the Company. Prior to Clinic Holdings Mr. Hurwitz was employed as a Chartered Accountant with Deloitte & Touche. Mr. Hurwitz graduated from the University of Witwatersrand in South Africa with degrees in Commerce and Accounting.

         DR. LEONARD HAIMES was appointed Director of the Company in October of 1997. Since1985, Dr. Haimes has been the Medical Director at the Haimes Centre Clinic in Boca Raton, Florida. As an expert in alternative care & medicine, Dr. Haimes is an often featured media speaker in the United States and Internationally. Dr. Haimes was formally the Chief of Staff of the Nevada Clinic of Preventative Medicine. Dr. Haimes has a medical degree from Hahnemann Medical College in Philadelphia, PA.

MEETINGS AND COMMITTEES

         The Board held four (4) meetings during the year ended December 31, 1997. In addition, from time to time during such year, the members of the Board acted by unanimous written consent. The Company has elected a standing compensation and audit committees. The entire Board of Directors performs the typical functions of such committees.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation for the Company's chief executive officer during the year ended December 31, 1997, 1996 and 1995. No other executive officer's salary and bonus exceeded $100,000 for services rendered to the Company during such years.

                           SUMMARY COMPENSATION TABLE

        NAME AND
    PRINCIPAL POSITION          YEAR        SALARY($)            BONUS($)
    ------------------          ----        ---------            --------

Richard A. Iamunno              1998        $125,000               --
  President and Chief           1997        $ 91,000               --
  Executive Officer             1996        $ 63,000(2)            --

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

BOARD OF DIRECTORS COMPENSATION

         The Company does compensate directors who are also executive officers of the Company for service on the Board of Directors. Directors receive $1,500 per meeting and are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

LONG-TERM INCENTIVE AND PENSION PLANS

         The Company does not have any long-term incentive or defined benefit pension plans.

OTHER

         No director or executive officer is involved in any material legal proceeding in which he is a party adverse to the Company or has a material interest adverse to the Company.


EMPLOYMENT AGREEMENTS

         The Company currently has employment agreements with Messrs. Iamunno & Hoskin pursuant to which they will continue to serve as the Company's President and Chief Executive Officer, Chairman of the Board, Secretary and Treasurer respectively. It is anticipated that as compensation for their services, the Company will pay Messrs. Iamunno and Hoskin base salaries of $144,000 each per annum, respectively which shall be subject to annual increases of 10%. The agreements will continue for three years and will expire in the year 2000. Other than the aforementioned agreements, the Company has not entered into any other employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 31, 1998, information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group. As of March 31, 1998, there were outstanding 9,676,190 shares of the Common Stock of the Company.

Name and Address of Beneficial Owner(2)          Amount of
                                                 Beneficial         Percent of
                                                 Ownership             Class

Norman J. Hoskin                                1,115,935             11.53%

Richard A. Iamunno                              1,133,270             11.71%

Steven D. Brown                                    50,000              0.52%

David  Halaburda                                      N/A

Martin V. McCarthy                                 10,000              0.10%

Jeffrey L. Hurwitz                                    N/A

Dr. Leonard Haimes                                  8,333              0.09%

The AWIXA Trust                                 1,161,536             12.0%
C/o Mello, Hollis, Jones & Martin
31 Church Street
Hamilton, Bermuda

The Kunni Lemmel Trust                          1,154,868             11.94%
C/o Mello, Hollis, Jones & Martin
31 Church Street
Hamilton, Bermuda

All Officers and Directors as a Group           2,317,538             23.95%
(5 persons)

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

(2) Unless otherwise indicated, all addresses are at the Company's office at 200 East Palmetto Park Rd., Suite 200, Boca Raton, Florida 33432.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                        None.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 10KSB.

          (a)    Exhibits:

           3.1     -     Certificate   of    Incorporation   of   the   Company,
                         incorporated   by  reference  to  Exhibit  3.1  to  the
                         Company's   Form  10-KSB  for  the  fiscal  year  ended
                         December 31, 1996.

           3.2     -     Bylaws of the  Company,  incorporated  by  reference to
                         Exhibit 3.2 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

           4.1     -     Specimen  Common  Stock  Certificate,  incorporated  by
                         reference to Exhibit 4.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

          10.1     -     Incentive  Stock Option Plan for Employees,  Directors,
                         Consultants and Advisers,  incorporated by reference to
                         Exhibit 10.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

         10.2      -     Agreement  for  Purchase  and Sale of Stock dated as of
                         January  31, 1997 by and between the Company and Eminet
                         Domain,   Inc.,   incorporated   by  reference  to  the
                         Company's Form 8K dated March 7, 1997.

        *10.3      -     Securities  Purchase  Agreement  dated April 3, 1998 by
                         and  between  the  Company  and The Shaar  Fund,  which
                         includes  (i)  the   Certificate  of   Designations  of
                         Convertible Preferred Stock as Annex I, and (ii) the form of Registration Rights Agreement as Annex IV. The
                         Company agrees to furnish the disclosure schedules and other Annexes, which have been omitted from this filing, to the Commission upon request.

        *10.4      -     Employment  Agreement  dated as of May 1, 1997  between
                         the Company and Richard Iamunno.

        *10.5      -     Employment  Agreement  dated as of May 1, 1997  between
                         the Company and Norman Hoskin.

        *11.1      -     Statement of Computation of Per Share Earnings

        *21.1      -     Subsidiaries of the Company

        *23.1      -     Consent  to  the  incorporation  by  reference  in  the
                         Company's Registration Statement on Form S-8 of the report of Moore Stephens, P.C. included herein.

        *23.2      -     Consent  to  the  incorporation  by  reference  of the
                         report of Moore Stephens, P.C. included herein.


        *27        -     Financial Data Schedule.

--------------------------
*  Included herein.

          (b)  Reports on Form 8-K

               On February 6, 1997, the Company filed two reports on Form 8-K dated December 19, 1996 and January 30, 1997, respectively. Such reports disclosed changes in the Company's independent accountants.

               On April 14, 1997, the Company filed with the Commission a Form 8-K dated March 7, 1997 disclosing the acquisition of The EmiNet Domain, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE


Independent Auditor's Report ...............................................F-2

Consolidated Balance Sheet as of December 31, 1997 ....................F-3..F-4

Consolidated Statements of Operations for the years ended
December 31, 1997 and 1996..................................................F-5

Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 1997 and 1996......................................F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1997 and 1996..................................................F-7

Notes to Consolidated Financial Statements .................................F-9






                             . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Atlantic International Entertainment, Ltd.



         We have audited the accompanying consolidated balance sheet of Atlantic International Entertainment, Ltd. and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic International Entertainment, Ltd. and its subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                 /S/ MOORE STEPHENS, P. C.
                                                 -------------------------
                                                 MOORE STEPHENS, P. C.
                                                 Certified Public Accountants.

Cranford, New Jersey
April 24, 1998

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.


ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                                      $   11,260
   Accounts Receivable [Net of Allowance for Doubtful Accounts of $22,204]            43,228
   Notes Receivable                                                                1,927,899
   Refundable Income Taxes                                                            77,215
   Deferred Tax Asset                                                                176,812
   Prepaid Expenses                                                                    6,564
   Other Current Assets                                                               10,000
                                                                                  ----------

   TOTAL CURRENT ASSETS                                                            2,252,978
                                                                                  ----------

   FURNITURE, FIXTURES AND EQUIPMENT - NET                                           464,454
                                                                                  ----------
SOFTWARE [NET OF ACCUMULATED AMORTIZATION OF $313,655]                             1,285,574
                                                                                  ----------

COST IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED -
   [NET OF ACCUMULATED AMORTIZATION OF $78,132]                                    1,465,149
                                                                                  ----------

OTHER ASSETS:
   Due from Related Parties                                                           49,855
   Other Assets                                                                       18,781
   Investments                                                                        10,125
   Notes Receivable [Net of Discounts and Reserve]                                 1,359,083
                                                                                  ----------

   TOTAL OTHER ASSETS                                                              1,437,844
                                                                                  ----------

   TOTAL ASSETS                                                                   $6,905,999
                                                                                  ==========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                 $   951,592
   Notes Payable - Officers                                  166,636
   Due to Customers                                           20,721
   Current Portion of Long-Term Debt                          36,000
   Current Portion of Capital Lease Obligations               41,427
   Income Taxes Payable - Federal                            605,213
   Income Taxes Payable - State                               29,123
   Line of Credit                                             24,391
   Other Current Liabilities                                  25,316
                                                         -----------

   TOTAL CURRENT LIABILITIES                               1,900,419

LONG-TERM DEBT                                                 4,500

CAPITAL LEASE OBLIGATIONS                                     54,461

COMMITMENTS AND CONTINGENCIES                                   --
                                                         -----------
   TOTAL LIABILITIES                                       1,959,380
                                                         -----------
STOCKHOLDERS' EQUITY:
   Preferred Stock - Par Value $.001 Per Share; Authorize
      10,000,000 Shares, None Issued or Outstanding             --

   Common Stock - Par Value $.001 Per Share;
      Authorized 100,000,000 Shares, Issued and
      Outstanding 9,590,184 Shares                             9,590

   Additional Paid-in Capital                              4,149,906

   Unrealized Holding Loss on Marketable Securities          (42,763)

   Retained Earnings                                         829,886
                                                         -----------
   TOTAL STOCKHOLDERS' EQUITY                              4,946,619
                                                         -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 6,905,999
                                                         ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          YEARS ENDED
                                                                                          DECEMBER 31,
                                                                                          ------------
                                                                                   1 9 9 7             1 9 9 6
                                                                                   -------             -------

REVENUE                                                                         $ 4,416,790        $   454,656

COST OF SALES                                                                       527,344             48,894
                                                                                -----------        -----------

   GROSS PROFIT                                                                   3,889,446            405,762
                                                                                -----------        -----------

GENERAL AND ADMINISTRATIVE                                                        1,895,616            766,361

PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES                                           412,698               --

DEPRECIATION AND AMORTIZATION                                                       186,242             67,376
                                                                                -----------        -----------

   TOTAL OPERATING EXPENSES                                                       2,494,556            833,737
                                                                                -----------        -----------

   INCOME [LOSS] FROM OPERATIONS                                                  1,394,890           (427,975)
                                                                                -----------        -----------

OTHER INCOME [EXPENSES]:
   Interest Income                                                                   17,331              4,350
   Interest Expense                                                                 (10,477)            (2,870)
   Interest Expense - Related Party                                                  (7,525)            (1,302)
   Other Income [Expense]                                                           (34,669)             3,556
                                                                                -----------        -----------

   OTHER [EXPENSES] INCOME - NET                                                    (35,340)             3,734
                                                                                -----------        -----------

   INCOME [LOSS] FROM CONTINUING OPERATIONS BEFORE
      INCOME TAX EXPENSE [BENEFIT] EXPENSE                                        1,359,550           (424,241)

INCOME TAX EXPENSE [BENEFIT] EXPENSE                                                411,325            (77,215)
                                                                                -----------        -----------

   INCOME [LOSS] FROM CONTINUING OPERATIONS                                         948,225           (347,026)

DISCONTINUED OPERATIONS - [NET OF INCOME TAXES OF 51,047]:
   [Loss] from Operations of Discontinued Foreign Subsidiary                        (45,890)           (29,244)
   Gain on the Disposal of Discontinued Foreign Subsidiary                          144,982               --
                                                                                -----------        -----------

   NET INCOME [LOSS]                                                            $ 1,047,317        $  (376,270)
                                                                                ===========        ===========

INCOME [LOSS] PER COMMON SHARE:
   Continuing Operations                                                                .10               (.04)
   Discontinued Operations                                                              .01                --
                                                                                -----------        -----------

   BASIC AND DILUTED NET INCOME PER SHARE OF COMMON STOCK                       $       .11        $      (.04)
                                                                                ===========        ===========

   WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING                            9,452,992          8,514,537
                                                                                ===========        ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     COMMON STOCK                          UNREALIZED
                                                ---------------------      ADDITIONAL       LOSS ON     RETAINED         TOTAL
                                  PREFERRED     NUMBER OF                   PAID-IN        MARKETABLE   EARNINGS     STOCKHOLDERS'
                                  ---------     ---------                   -------        ----------   --------     -------------
                                    STOCK        SHARES         AMOUNT      CAPITAL        SECURITIES  (DEFICIT)       EQUITY
                                    -----        ------         ------      -------        ----------  ---------       ------

BALANCE - DECEMBER 31, 1995      $    --       6,803,451    $   6,803    $      (6,713)  $       --   $   158,839   $   158,929

Equity of CEEE [1]                    --       1,500,033        1,500           (6,794)          --            --        (5,294)

Sale of Common Stock                  --              13           13           35,749           --            --        35,762

Recapitalization
 Adjustment [1]                       --             (13)         (13)              13           --            --            --

Private Placement [1]                 --         886,700          887          825,994           --            --       826,881

Asset Acquisition [4]                 --         200,000           --        1,200,000           --            --     1,200,000

Recapitalization
 Adjustment [1]                       --        (200,000)          --               --           --            --            --

Recapitalization Costs [1]            --              --           --         (160,873)          --            --      (160,873)

[Loss] from Continuing
 Operations                           --              --           --               --           --      (347,026)     (347,026)

[Loss] from Discontinued
  Foreign Subsidiary                  --              --           --               --           --       (29,244)      (29,244)
                                 -------   -------------    ---------    -------------   ----------   -----------   -----------

   BALANCE - DECEMBER 31, 1996        --       9,190,184        9,190        1,887,376           --      (217,431)    1,679,135

Sale of Common Stock                  --          75,000           75          350,175           --            --       350,250

Sale of Common Stock                  --          25,000           25               --           --            --            25

Asset Acquisition [Note 8]            --         200,000          200        1,598,880           --            --     1,599,080

Conversion of Debt to Equity          --              --           --          313,475           --            --       313,475

Issuance of Shares in Escrow          --         100,000          100               --           --            --           100

Unrealized Holding Loss on
 Marketable Securities                --              --           --               --      (42,763)           --       (42,763)

Income from Continuing
 Operations                           --              --           --               --           --       948,225       948,225

Income from Discontinued
 Operations                           --              --           --               --           --        99,092        99,092
                                 -------   -------------    ---------    -------------   ----------   -----------   -----------

   BALANCE-DECEMBER 31, 1997     $    --       9,590,184    $   9,590    $   4,149,906   $  (42,763)  $   829,886   $ 4,946,619
                                 =======   =============    =========    =============   ==========   ===========   ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                            YEARS ENDED
                                                                                                            DECEMBER 31,
                                                                                                    1 9 9 7               1 9 9 6
                                                                                                    -------               -------
OPERATING ACTIVITIES:
   Income [Loss] from Continuing Operations                                                      $   948,225            $  (347,026)
   Adjustments to Reconcile Net Income [Loss] to
      Net Cash Provided by [Used for] Operating Activities:
      Depreciation and Amortization                                                                  422,538                 67,376
      Provision for Doubtful Accounts                                                                412,698                   --

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                                                         (65,432)               (63,965)
         Prepaid Expenses                                                                             (2,195)                20,723
         Notes Receivable                                                                         (3,677,476)                  --
         Deferred Taxes                                                                             (176,812)                  --
         Restricted Cash                                                                             (10,000)
         Other Assets                                                                                (13,915)                (6,900)

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                                                       698,647                225,686
         Income Taxes Payable                                                                        634,336                (90,500)
         Other Current Liabilities                                                                    25,316                    631
         Due to Customers                                                                             (7,558)                  --
                                                                                                 -----------            -----------

   NET CASH - CONTINUING OPERATIONS                                                                 (811,628)              (193,975)
                                                                                                 -----------            -----------

DISCONTINUED OPERATIONS:
   [Loss] from Discontinued Operations                                                               (45,890)               (29,244)
   Adjustments to Reconcile Net [Loss] to Net Cash Operations:
      Depreciation                                                                                     1,366                  1,278
   Changes in Net Assets and Liabilities                                                             (44,411)                41,641
                                                                                                 -----------            -----------

   NET CASH - DISCONTINUED OPERATIONS                                                                (88,935)                13,675
                                                                                                 -----------            -----------

   NET CASH - OPERATING ACTIVITIES - FORWARD                                                        (900,563)              (180,300)
                                                                                                 -----------            -----------

INVESTING ACTIVITIES - CONTINUING OPERATIONS:
   Increase in Due from Related Parties                                                               (1,582)               (37,177)
   Purchase of Investments                                                                          (109,418)
   Sale of Investments                                                                                35,671                 10,252
   Purchase of EmiNet - Net of Cash Acquired                                                         (18,268)                  --
   Purchase of Property and Equipment                                                               (425,862)              (281,934)
                                                                                                 -----------            -----------

   NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS -
      FORWARD                                                                                       (519,459)              (308,859)
                                                                                                 -----------            -----------

INVESTING ACTIVITIES - DISCONTINUED OPERATIONS:
   Purchase of Property and Equipment                                                                     --                (13,755)
   Gain on the Disposal of Discontinued Foreign Subsidiary
      [Net of Tax]                                                                                   144,982                     --
   Sale of AIE NV - Net of Cash                                                                       13,100                     --
                                                                                                 -----------            ------------

   NET CASH INVESTING ACTIVITIES - DISCONTINUED OPERATIONS -
      FORWARD                                                                                    $   158,082            $   (13,755)


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEARS ENDED
                                                                                        DECEMBER 31,
                                                                              1 9 9 7                 1 9 9 6
                                                                              -------                 -------

   NET CASH - OPERATING ACTIVITIES - FORWARDED                             $  (900,563)            $  (180,300)
                                                                           -----------             -----------

   NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS -
      FORWARDED                                                               (361,377)               (322,614)
                                                                           -----------             -----------

   NET CASH INVESTING ACTIVITIES - DISCONTINUED OPERATIONS -
      FORWARDED                                                                158,082                 (13,755)
                                                                           -----------             -----------

FINANCING ACTIVITIES - CONTINUING OPERATIONS:
   Proceeds from the Conversion of Debt to Equity                              313,475                    --
   Proceeds from Issuance of Common Stock                                      350,250                 701,770
   Increase in Loan Payable to Shareholder                                     144,981                  21,655
   Proceeds from Long-Term Debt                                                 45,000                    --
   Payment of Notes Payable                                                     (4,500)                   --
   Proceeds from Line of Credit                                                 24,391                    --
   Payment of Lease Payable                                                    (21,585)                   --
                                                                           -----------             -----------

   NET CASH - FINANCING ACTIVITIES - CONTINUING OPERATIONS                     852,012                 723,425
                                                                           -----------             -----------

   [DECREASE] INCREASE IN CASH AND CASH EQUIVALENTS                           (409,928)                220,511

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                                 421,188                 200,677
                                                                           -----------             -----------

   CASH AND CASH EQUIVALENTS - END OF YEARS                                $    11,260             $   421,188
                                                                           ===========             ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
      Interest                                                             $     5,903             $     4,172
      Income Taxes                                                         $      --               $    77,215

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
         On April 15, 1996, the Company entered into an asset acquisition agreement. The non-cash portion of the transaction included the issuance of 200,000 shares of common stock with a fair value of $1,200,000 [See Note 1 for details of recapitalization].

         On March 26, 1997, the Company issued 200,000 shares of the Company's common stock as part of the acquisition of its subsidiary, The EmiNet Domain [See Note 7].

         As part of the acquisition of EmiNet Domain, Inc. [See Note 7], capital lease obligations of approximately $106,000 were incurred for the purchase of equipment [See Note 10].


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

For accounting purposes, the acquisition was recorded as a recapitalization of AIC, with AIC as the acquirer. The shares issued were treated as issued by AIC for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. Recapitalization costs totaling $160,873 were charged to additional paid-in capital. The consolidated financial statements of the Company reflect the results of operations of CEEE and AIE from July 1, 1996 through December 31, 1996. The consolidated financial statements prior to July 1, 1996 reflect the results of operations and financial position of AIC. Pro forma information on this transaction is not presented as, at the date of this transaction, CEEE is considered a public shell and, accordingly, the transaction will not be considered a business combination. CEEE changed its name to Atlantic International Entertainment, Ltd. ["AIE or the "Company"]. AIE was incorporated under the laws of the State of Delaware on August 22, 1996.

Upon consummation of the merger, the Company's authorized capital was increased to 100,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of preferred stock, $.001 par value. The combined entity operates under the name of Atlantic International Entertainment, Ltd.

In March 1997, the Company concluded its acquisition of the EmiNet Domain, Inc., an Internet service provider and developer of Internet related software products as well as hosting commercial web sites [See Note 8].

In October 1997, the Company formed two subsidiaries, Atlantic International Entertainment, Australia, Ltd. ["AIE, Australia"] and Atlantic International Entertainment, South Africa, Ltd. ["AIE, SA"]. The Company advanced $10,000 to AIE, SA to assist in the incorporation process [see restricted cash]. Both AIE, Australia and AIE, SA were inactive for the year ended December 31, 1997.

NATURE OF BUSINESS - The Company is located in Southern Florida and develops and markets interactive products and services which are offered and operated via the Internet and World Wide Web. The operations are focused on two segments which include Internet software licensing and Internet service providers and developer of Internet related software products.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 1997, the Company did not have any cash equivalents.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the improvements.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported as income or expense.

ORGANIZATION COSTS - Costs incurred with the organization of the Company have been capitalized and are being amortized over a period of five-years on the straight-line method. As of December 31, 1997, organization costs net of accumulated amortization totaled $2,096. Net organization costs are included in other assets as of December 31, 1997.

COST IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED - The cost in excess of net assets of business acquired is being amortized on a straight-line basis over 15 years. Amortization expense amounted to $77,099 and $-0- for the years ended December 31, 1997 and 1996, respectively.

REVENUE RECOGNITION - Revenue from computer software licensing agreements is accounted for under the completed contract method, income of all revenue and related expenses are recognized at completion of installation or acceptance by the user. Revenue from providing Internet service and web hosting and development services is recognized when services are rendered.

INVESTMENTS - The Company accounts for investments in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Equity securities, and debt securities which the Company does not have the intent to hold to maturity, are classified as trading or available for sale. Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized. Trading securities are carried at fair value with any unrealized gains or losses included in earnings. Held to maturity securities are carried at amortized cost. Marketable debt and equity securities available for current operations are classified in the balance sheet as current assets while securities held for non-current uses are classified as long-term assets. Realized gains and losses are calculated utilizing the specific identification method [See Note 6].

INCOME TAXES - Pursuant to SFAS No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ADVERTISING EXPENSES - The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the years ended December 31, 1997 and 1996 amounted to approximately $122,000 and $51,500, respectively.

NET INCOME PER SHARE - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, Earnings per Share, which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 1997, have been calculated in accordance with SFAS No. 128. Prior periods loss per share data did not require restatement.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

NET INCOME PER SHARE [CONTINUED] - SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic earnings [loss] per share is computed by dividing income [loss] available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation  of  basic  and  diluted  earnings  per  share  on the  face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

STOCK-BASED COMPENSATION - The Company follows Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" ["APB No. 25"] with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plan for fiscal year 1997. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 to employee stock-based compensation.

SOFTWARE AND AMORTIZATION - Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to establishment of technological feasibility to produce the finished product are capitalized. The annual amortization of the capitalized amounts is the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization begins when the product is available for general release to customers. Periodic reviews are performed to ensure that unamortized program costs remain recoverable from future revenues. Costs to support or service licensed programs are charged against income as incurred, or when related revenue is recognized, whichever occurs first. Amortization expense related to software amounted to $236,296 and $48,894 for the years ended December 31, 1997 and 1996, respectively. The amortization expense is included in cost of sales.

IMPAIRMENT - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3


[3] SIGNIFICANT RISKS AND UNCERTAINTIES

Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1997, management expects these assets to be fully recoverable.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to current year's financial statement presentation.

[A] CONCENTRATIONS OF CREDIT RISK - CASH - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts and notes receivable.

The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. The Company believes no significant concentration of credit risk exists with respect to these investments. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure on notes receivable is limited. Five major customers accounted for approximately 67% of the Company's notes receivable portfolio. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains allowances for potential credit losses.

[B] OTHER CONCENTRATIONS - All of the Company's sales from Internet software licensing is from outside the United States. These sales however, are not subject to currency fluctuations as payment is made in U.S. dollars. The Company had a portion of its revenues from five customers in 1997, totaling approximately 66% of total revenues. The customers account for approximately $2,935,000 of revenues for the year ended December 31, 1997. For the year ended December 31, 1996, two customers accounted for 46% of revenues which accounted for $125,500 [Investment Advisory Services] and $87,000 [Internet Software] of revenues.

The Company purchases software from two vendors. Management believes that there is no business vulnerability regarding this concentration of purchases from the vendor as the software is available from other sources.

[4] NOTES RECEIVABLE

Notes receivable at December 31, 1997 consist of the following:


Australian Advisors, Ltd., minimum monthly principal and interest payments of
   $3,000 or 40% of net win before expenses until June 1999 and $6,222
   thereafter, interest at 8%, remaining balance due in full by June 2007.       $  826,000

Casinos of the South Pacific, monthly principal payments of $10,000
   through August 2000; non-interest bearing.                                       310,000

BTN, Inc., monthly principal payments of $11,111 through June 2000,
   non-interest bearing.                                                            400,000

Carib Sportsbook, Inc., varying monthly payments, through June 1999,
   non-interest bearing.                                                            129,137

Intercoin AVV, monthly principal payment of $9,722, through
   November 2000, non-interest bearing.                                             350,000

Tropical Reef Resorts, monthly principal payment of $2,542, through
   November 2001, non-interest bearing.                                             122,000

Tropical Reef Resorts, monthly principal payment of $9,833 through
   February 2001, non-interest bearing.                                             354,000
                                                                                 ----------
Total - Forward                                                                  $2,491,137

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4

[4] NOTES RECEIVABLE [CONTINUED]

Total - Forwarded                                                                $2,491,137

Permanent Mutual Investment Limited, monthly principal payment of
   $11,388 through August 200, non-interest bearing.                                410,000

Tradewinds Virtual Gaming, Inc., monthly principal and interest payments of
   $10,725 through May 2001, interest at prime rate
   plus 2% [10.5% at December 31, 1997].                                            385,000

Tradewinds Virtual Gaming, Inc., monthly principal and interest payments of
   $1,950, through May 2001, interest at prime
   rate plus 2% [10.5% at December 31, 1997].                                        70,000

Cyber Gold Casino, Corp., monthly principal and interest payments of $10,575, through July 2001, interest at prime rate plus 2%
   [10.5% at December 31, 1997].                                                    400,000
                                                                                -----------
Total Notes Receivable                                                            3,756,137
Less: Reserve for Uncollectible Notes                                              (385,052)

            Discounts for Non-Interest Bearing Notes                                (84,103)
                                                                                -----------
Total                                                                             3,286,982
Less: Amounts Shown as Current                                                   (1,927,899)
                                                                                -----------
   NOTES RECEIVABLE - NON-CURRENT PORTION                                       $ 1,359,083
   --------------------------------------                                       ===========

The Collateral for notes receivable are the activation codes supplied by AIE to its customers in order for them to commence uninterrupted use of the software. If payment is withheld from AIE, for any reason, AIE can in effect shut down the Internet operation and make the program inoperable until a new activation code is supplied by Atlantic. To this date, the Company has not shut down any service to any of its customers.

[5] ASSET ACQUISITION

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

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5

[6] INVESTMENTS IN EQUITY SECURITIES

At December 31, 1997, the Company's available for sale securities consisted of equity securities. A summary of the Company's investments in equity securities is as follows:


                                                DECEMBER 31, 1997
                                                -----------------
FINANCIAL STATEMENT CAPTION                  CARRYING VALUE  FAIR VALUE
---------------------------                  --------------  ----------

Available for Sale:
   Common Stock                               $ 10,125        $10,125
                                              ========        =======

Gross proceeds from sale of available for sale securities was $35,671 and net realized loss on sales was $20,859 for the year ended December 31, 1997. The net unrealized holding loss on securities available for sale securities was $42,763 and is included as a separate component of stockholder's equity for the year ended December 31, 1997.

[7] BUSINESS ACQUISITION

On January 31, 1997, the Company entered into an agreement to purchase all of the shares of EmiNet Domain, Inc. ["EmiNet"]. The purchase price for the shares was $2,020,000 payable by the issuance and delivery to the shareholders of EmiNet or their designees of a minimum of 200,000 shares of fully-paid and non-assessable common stock of the Company at the market value as of January 31, 1997 and $20,000 cash payable at March 31, 1997. In addition, the shareholders of EmiNet or their designees will receive additional shares at market equal to one time EmiNet's net profit before taxes for the years ending 1997 and 1998 up to $750,000 per annum, one and one-half times over $750,000 to $1,000,000 and two times over $1,000,000. No additional shares were issued in 1997 due to the net loss of EmiNet. The transaction, effective April 1, 1997 was accounted for as a purchase and the results of EmiNet's operations are included in the statement of operations from that date. As a result of the acquisition, cost in excess of net assets of approximately $1,563,000 was recorded. The cost in excess of net assets is being amortized using the straight-line method over 15 years.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996 are presented as if the EmiNet acquisition has been made at the beginning of each period presented. EmiNet operated as an S corporation in 1996. Included in the expenses to arrive at Net Income are reclassifications of Shareholders' Draw to Officers Salaries and Income Tax Expense in the amounts of approximately $86,000 and $132,000 for 1997 and 1996, respectively. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                                         YEARS ENDED
                                                         DECEMBER 31,
                                                         ------------
                                                       1 9 9 7      1 9 9 6
                                                       -------      -------

Net Sales                                            $4,593,078   $ 878,097
Net Income [Loss]                                    $1,096,976   $(347,072)
Basic Net Income [Loss] Per Share of Common Stock    $      .12   $    (.04)
Diluted Net Income [Loss] Per Share of Common Stock  $      .12   $    (.04)

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6

[8] CAPITAL STOCK

On September 18, 1996 and October 31, 1996, the Company issued 521,500 and 365,200 shares, respectively of common stock in a private placement of its securities. The Company received net proceeds of $826,881.

On January 16, 1997, the Company entered into a stock purchase agreement with Brindenberg Securities, A/S under Regulation S of the Securities and Exchange Commission. A total of 75,000 shares were issued under the agreement for $525,000 net of offering costs and expenses of approximately $175,000.

In February 1997, the Company issued 25,000 shares of its common stock to an outside consultant for services to be rendered. The consultant never performed the required services and therefore, the common shares issued will be returned in 1998.

In March 1997, the Company issued 200,000 shares of the Company's common stock as part of the acquisition of EmiNet Domain, Inc. [See Note 7].

In December of 1997,  the Company sold 100,000  shares of the  Company's  common
stock  to  Australian   Advisors  for  a  total  of  $300,000  pursuant  to  the
Registration Statement S-8.

Also in December 1997, the Company converted debt totaling $313,475 to equity. The shares related to the conversion were unissued at December 31, 1997 and the conversion ratio has yet to be determined.

[9]  PROPERTY AND EQUIPMENT

The following details the composition of property and equipment:

                                                         ACCUMULATED
                                              COST       DEPRECIATION    NET
                                              ----       ------------    ---

Computer Hardware                            $485,031      $88,867      $396,164
Equipment, Office Fixtures and Furnishings     56,296        6,803        49,493
Leasehold Improvements                         19,352          555        18,797
                                             --------      -------      --------

   TOTALS                                    $560,679      $96,225      $464,454
   ------                                    ========      =======      ========

Depreciation expense for the years ended December 31, 1997 and 1996 was $97,976 and $19,438, respectively.

[10] LEASES

CAPITAL LEASES - The Company is the lessee of office equipment under capital leases expiring in various years through December 2001. The various leases are collateralized by the related assets. The assets and liabilities under capital leases are recorded at the present value of the net future minimum lease payments. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense.

Following is a summary of property held under capital leases:

Office Equipment                                   $105,750
Less: Accumulated Amortization                        8,860
                                                   --------

   TOTAL                                           $ 96,890
                                                   ========

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7

[10] LEASES [CONTINUED]

CAPITAL LEASES [CONTINUED] - Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

1998                                                    $  48,732
1999                                                       31,930
2000                                                       20,984
2001                                                        7,227
2002                                                           --
Thereafter                                                     --
                                                        ---------
Net Minimum Lease Payments                                108,873
Less: Amount Representing Interest                         12,985
                                                        ---------
Present Value of Net Minimum Lease Payments                95,888
Less: Current Portion                                      41,427
                                                        ---------
   LONG-TERM PORTION                                    $  54,461
   -----------------                                    =========

OPERATING LEASES - The Company leases office space and equipment under operating leases expiring through September 2002, and has a $10,236 security deposit with its landlord. The lease grants an option for renewal for an additional 5 years.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1997.

YEAR ENDING                                     OPERATING
DECEMBER 31,                                      LEASES
------------                                      ------

     1998                                      $ 114,266
     1999                                        116,988
     2000                                        119,344
     2001                                        119,347
     2002                                         92,121
     Thereafter                                       --
                                               ---------

     TOTAL                                     $ 562,066
     -----                                     =========

Rent expense for the years ended December 31, 1997 and 1996 was $91,525 and $53,427, respectively.

[11] FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ["SFAS'] No. 107, "Disclosure About Fair Value of Financial Instruments" requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet classifications as of December 31, 1997:

                                            CARRYING                 FAIR
                                            AMOUNT                   VALUE

Due from Related Parties                    $49,855                 $41,275

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8

[11] FAIR VALUE OF FINANCIAL INSTRUMENTS [CONTINUED]

In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, short term notes receivable, related party and trade and notes payables, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

The long-term notes receivable approximate fair value as all non-interest bearing notes have been discounted to their present value.

[12] LINE OF CREDIT - BANK

The Company has a credit facility with a bank consisting of a revolving line of credit under which the Company can borrow up to a maximum of $25,000. The Company has borrowings of approximately $24,400 under the line of credit outstanding at December 31, 1997. The revolving line of credit bears interest at 2.25% above the prime rate [10.75% at December 31, 1997] and is payable on demand. The line of credit is guaranteed by the former shareholders of EmiNet [See Note 7] and collateralized by certain assets. At December 31, 1997, the Company had approximately $600 available under the line of credit.

[13] LONG-TERM DEBT

At December 31, 1997, long-term debt consisted of the following:

Note payable bank, payable in thirty-six monthly installments of $500 plus interest of 2.8% above a variable interest rate [prime rate] per annum,
   [8.5% at December 31, 1997] through August 1999, collateralized by all
    borrower's deposits and accounts on deposit with the lending institution.       $   10,500

Note payable - consultant, demand notes due September 5, 1998.
   The notes accrue interest at 6% per annum.                                           30,000
                                                                                    ----------

Total                                                                                   40,500
Less: Current Portion                                                                  (36,000)
                                                                                    ----------
   TOTAL                                                                            $    4,500
   -----                                                                            ==========


Long-term debt at December 31, 1997, matures as follows:

1998                                                $   36,000
1999                                                     4,500
2000                                                        --
                                                    ----------

   TOTAL                                            $   40,500
   -----                                            ==========

The Company is subject to restrictive covenants including maintaining primary banking depositary relations with the lender and no additional debt to be incurred unless it is in the normal and ordinary course of business.

Management believes the Company was in compliance with all debt covenants at December 31, 1997.

The weighted average interest rate on short-term borrowings as of December 31, 1997 was 10%.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9

[14] RELATED PARTY TRANSACTIONS

The  Company  made  advances  to an   affiliated  company  during the year ended
December 1997, increasing the balance receivable to $49,855. The advances accrue interest at a rate of 6% per annum, and are due on demand.

The Company has notes payable to two officers in the aggregate amount of $166,636 at December 31, 1997. The notes are demand notes and incur interest at 8% per annum. Interest expense related to the shareholders notes totaled $7,525 and $1,302 for the years ended December 31, 1997 and 1996, respectively.

[15] PROVISION FOR INCOME TAXES

Income tax [benefit] expense consists of the following

                                                    DECEMBER 31,
                                                    ------------
                                                 1 9 9 7     1 9 9 6
                                                 -------     -------
Current:
   Federal                                      $610,061   $(77,215)
   State                                          29,123         --
                                                --------   --------

   Total Current                                 639,184    (77,215)
                                                --------   --------

Deferred:
   Federal                                       167,062         --
   State                                           9,750         --
                                                --------   --------

   Total Deferred                                176,812         --
                                                --------   --------

   TAX EXPENSE BENEFIT                          $462,372   $(77,215)
   -------------------                          ========   =========

Income tax at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                       DECEMBER 31,
                                                       ------------
                                                 1 9 9 7          1 9 9 6
                                                 -------          -------

Federal Statutory Rate                             34.0%          (34.0)%
Non-Deductible Expenses                              --           (13.3)
Benefit of Net Operating Loss                      (3.6)           52.8
State Income Taxes                                  3.6            (5.5)
                                                --------          ------

   EFFECTIVE RATE                                  34.0%             --%
   --------------                               ========          ======

In 1996, the Company recognized the benefit of $77,215 from the utilization of an operating loss carryback which was filed in 1997.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10

[15] PROVISION FOR INCOME TAXES [CONTINUED]

The major components of deferred income tax assets and liabilities are as follows:

                                                        DECEMBER 31,
                                                       ------------
                                                   1 9 9 7         1 9 9 6
                                                   -------         -------
Deferred Tax Liabilities
   Accelerated Depreciation                      $      --       $    (85,620)

Deferred Tax Assets:
   Net Operating Loss                                   --            138,700
   Allowance for Doubtful Accounts                 176,812                 --
                                                 ---------       ------------

Net Deferred Tax Asset:
   Before Valuation Allowance                      176,812             53,080
   Valuation Allowance                                  --             53,080
                                                 ---------       ------------

   NET DEFERRED INCOME TAX ASSET                 $ 176,812       $         --
   -----------------------------                 =========       ============

The Company did not record a valuation allowance for the year ended December 31, 1997, because in managements judgement, the related deferred tax asset will be realized within the next year. Accordingly, the valuation allowance decreased of $53,080 from December 31, 1996.

[16] BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into four business segments: investment advisory services Internet software licensing, and medical products and equipment and Internet access and services.

                                            1 9 9 7              1 9 9 6
                                            -------              -------

Revenue:
   Investment Advisory Services          $        --           $  366,204
   Internet Software Licensing             4,002,894               87,000
   Medical Products and Equipment                 --                1,452
   Internet Access and Services              413,896                   --
                                         -----------           ----------

                                         $ 4,416,790           $  454,656
                                         ===========           ==========

Income [Loss] From Operations:
   Investment Advisory Services          $        --           $  231,081
   Internet Software Licensing             1,564,666             (659,056)
   Medical Products and Equipment                 --                   --
   Internet Access and Services             (169,776)                  --
                                         -----------           ----------

                                         $ 1,394,890           $ (427,975)
                                         ===========           ==========

Total Assets:
   Investment Advisory Services          $        --           $    1,423
   Internet Software Licensing             5,181,740            1,980,591
   Medical Products and Equipment                 --                   --
   Internet Access and Services            1,724,259                   --
                                         -----------           ----------

                                         $ 6,905,999           $1,982,014
                                         ===========           ==========

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11


[16] BUSINESS SEGMENT INFORMATION [CONTINUED]

                                          1 9 9 7              1 9 9 6
                                          -------              -------

Depreciation and Amortization:
   Investment Advisory Services          $      --           $         285
   Internet Software Licensing             323,959                  67,091
   Medical Products and Equipment               --                      --
   Internet Access and Services             98,579                      --
                                         ---------           -------------

                                         $ 422,538           $      67,376
                                         =========           =============

Capital Expenditures:
   Investment Advisory Services          $      --           $       1,423
   Internet Software Licensing             490,594               1,490,395
   Medical Products and Equipment               --                      --
   Internet Access and Services            122,558                      --
                                         ---------           -------------

                                         $ 613,152           $   1,491,818
                                         =========           =============
[17] COMMITMENTS AND CONTINGENCIES

[A] EMPLOYMENT AGREEMENTS - The Company has employment agreements with certain of its executives which commenced January 1, 1997 and expire on December 31, 2000. The aggregate annual commitment for future salaries at December 31, 1997 was $289,000. Also, included in the agreements are incentive bonus based upon net income and net cash flows. Bonuses totaling approximately $151,000 have been accrued at December 31, 1997.

[B] On June 17, 1996, the Company entered into a three year consulting agreement with a well known personality to act as the Company's spokesman. The agreement calls for the issuance of 5,000 shares of common stock during each year of the three year term of the agreement. The shares are to be issued in quarterly installments commencing September 30, 1996. No shares have yet been issued but the Company has recorded a liability of $35,700 which represents the fair market value of the quarterly installments of shares to be issued through December 31, 1997.

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

The  agreement  was  terminated  in  February  1997  in   contemplation  of  the
consummation of the Company's sale of its foreign subsidiary [See Note 19].

[E] In August 1997, the Company entered into a joint effort agreement with OzEmail Limited ["OzEmail"]. The Company and OzEmail are jointly marketing and selling the Company's software and business applications to customers and prospective customers in Australia and Asia. The Agreement is for a term of one year and will continue until terminated by either party.

[F] LITIGATION - The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12

[18] INCENTIVE STOCK OPTION PLAN

On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors [the "Plan"]. The Plan will expire December 31, 2006 unless further extended by appropriate action of the Board of Directors. Employees, directors, consultants and advisors of the Company, or any of its subsidiary corporations, are eligible for participation in the Plan. The Plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of Common Stock, $.001 par value. The shares have been reserved for issuance in accordance with the terms of the Plan. The exercise of these options may be for all or any portion of the option and any portion not exercised will remain with the holder until the expiration of the option period. The options expire on December 23, 2002.

A summary of the changes in outstanding Common Stock options for all outstanding plans is as follows:


                                                      WEIGHTED-AVERAGE
                                           SHARES     EXERCISE PRICE

OUTSTANDING AT DECEMBER 31, 1995              --                --

   Granted                                    --                --
   Exercised                                  --                --
                                         -------           --------
   Canceled

OUTSTANDING AT DECEMBER 31, 1996              --                --

   Granted                               175,000              3.25
   Exercised                                  --                --
   Canceled                                   --                --
                                         -------           -------

OUTSTANDING AT DECEMBER 31, 1997         175,000              3.25
                                        ========           =======

EXERCISABLE AT DECEMBER 31, 1997         175,000              3.25
                                        ========           =======

The following table summarizes information about stock options at December 31, 1997:

                                                                                                 EXERCISABLE
                                              OUTSTANDING STOCK OPTIONS                         STOCK OPTIONS
                                              -------------------------                         -------------
                                    WEIGHTED-AVERAGE
   RANGE OF                             REMAINING            WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
EXERCISE PRICES      SHARES         CONTRACTUAL LIFE          EXERCISE PRICE      SHARES        EXERCISE PRICE
---------------      ------         ----------------          --------------      ------        --------------

  $3.25             175,000                5.0                    $3.25          175,000         $ 3.25

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price of certain options issued during 1997 was the market price at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans for fiscal year 1997.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
[18] INCENTIVE STOCK OPTION PLAN [CONTINUED]

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $2.63, and $-0- during 1997 and 1996, respectively.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed under SFAS No. 123, Accounting for Stock Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                    DECEMBER 31,
                                                   ------------
                                          1 9 9 7                    1 9 9 6
                                          -------                    -------

Risk-Free Interest Rate                      5.7%                     --%
Expected Life                                2.0%                     --%
Expected Volatility                        181.0%                     --%
Expected Dividends                            --%                     --%

The pro forma amounts are indicated below [in thousands, except per share amounts]:

                                                                           YEARS ENDED
                                                                           DECEMBER 31,
                                                                 1 9 9 7               1 9 9 6
                                                                 -------               -------

Net Income [Loss]:
   As Reported                                                 $1,047,317          $ (376,270)
   Pro Forma                                                   $  586,367          $ (376,270)
Basic Net Income [Loss] Per Share of Common Stock:
   As Reported                                                 $      .11          $     (.04)
   Pro Forma                                                   $      .06          $     (.04)
Diluted Net Income [Loss] Per Share of Common Stock:
   As Reported                                                 $      .11          $     (.04)
   Pro Forma                                                   $      .06          $     (.04)

[19] DISCONTINUED OPERATIONS

On December 15, 1996, the Company adopted a plan to discontinue and sell its foreign subsidiary, known as Atlantic International, N.V. ["AIE, NV"], which operated a Sportsbook operation. The sales price was $850,000, $2,000 payable at closing and beginning 60 days after closing, 40% of net win before expenses on a minimum of $3,000 monthly, until the balance is paid. Interest on the unpaid balance shall be accrued at 8% per annum. The effective date of this transaction is January 1, 1997. The foreign subsidiary was reported as a discontinued operation for the year ended December 31, 1996.

The closing date of the sale was March 26, 1997. Revenues for the discontinued operation totaled approximately $14,000. For the year ended December 31, 1997, the gain on disposal of "AIE, NV" was approximately $220,000 [$144,982 net of tax] and the loss from operations was approximately $70,000 [$45,890 net of tax benefit].

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #14

[20] SUBSEQUENT EVENTS

In February 1998, the Company entered into an agreement with ELG Health Management Services ["ELG"] to market the Atlantic International Medical ["AIM"] products and services. ELG will provide the Company 40% of the net profits from the sale and distribution of medical products.

In February 1998, the Company entered into a Development Service Agreement with International Transaction Systems Corp. ["ITS"]. The Company's responsibilities under the agreement include engaging in the development activity required to host ITS on the Company's software and selling debt card processing ["DCP"]. ITS' responsibilities include development activity required to develop the DCP, test methodology and/or test cases so that the Company may validate correct operation of the DCP and provide service support.

Under the Agreement, the Company paid $20,000 to acquire access to DCP through ITS for the purpose and exclusive application in the Company's software. Transaction fees earned by customers will be distributed 75% and 25% to the Company and ITS, respectively. The initial term of the agreement is 10 years, and automatically renews in 5 year consecutive periods, unless terminated by either party.

[21]  SUBSEQUENT EVENTS [Unaudited]

On April 3, 1998, the Company entered into a Securities Purchase Agreement for the sale of $500,000 of a newly created 5% Convertible Preferred Stock. The Agreement also grants the purchaser the right to purchase up to an additional $2,500,000 in said class of securities at market prices. The preferred stock is convertible into the Company's common stock at the purchaser's option.

On April 30, 1998, the Company entered into a Securities Purchase Agreement with Hosken Consolidated Investments, Ltd. ["HCI"], where HCI purchased one million shares of the Company's common stock for $4,000,000 pursuant to Regulation D.

In a simultaneous transaction, HCI has subscribed for 25% of the Company's South African subsidiary, Atlantic International Entertainment, Ltd. South Africa. HCI received its equity in consideration for its services to be rendered related to introducing the Company to the South African gaming and wagering community.

In May 1998, the Company's wholly-owned subsidiary, AIE, Australia, Ltd. intends to submit an acquisition bid for an Australian listed company, Coms21. The Company will offer Coms21 shareholders the equivalent of $.70 Australian dollars [$.44 US dollars] per share in the form of the Company's U.S. shares.

[22] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ["FASB"] issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #15

[22] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS [CONTINUED]

In June 1997, the FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations; financial position or cash flows.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, after clearance by the FASB, issued Statement of Position (SOP) 97-2, Software Revenue Recognition. This SOP supersedes SOP 91-1 of the same name and provides the most recent guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997.

SOP 97-2 requires that in arrangements to deliver software or a software system that does not require significant production, modification, or customization, revenue should be recognized when there is persuasive evidence that an arrangement does in fact exist; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. If the software or software system selling contract arrangement, either alone or together with other products or services, requires significant production, modification or customization construction type/production type contract accounting should be used for the entire arrangement. Such accounting would recognize revenues and costs on a contract arrangement as it progresses toward completion, rather than deferred recognition of these items until persuasive evidence of delivery has occurred. In software or software system selling arrangements that consist of multiple elements (that is, additional software products, upgrades/enhancements, rights to exchange or return software, postcontract customer support, or services), and contract accounting does not apply, the fee must be allocated to the various elements based on vendor-specific objective evidence of fair values. In general, if sufficient vendor-specific objective evidence of fair values does not exist, all revenue from the arrangement should be deferred until such sufficient evidence exists, or until all elements have been delivered. The principle difference between SOP 97-2 and its predecessor SOP 91-1 is in the accounting for multiple-element arrangements based on vendor-specific objective evidence of fair values. Management does not believe that SOP 97-2 will materially affect the way the Company recognizes revenue.



                              . . . . . . . . . . .

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ATLANTIC INTERNATIONAL
                                                ENTERTAINMENT, LTD.

Dated:  May 20, 1998                            /S/    NORMAN J. HOSKIN
                                                ------------------------------
                                                Norman J. Hoskin,
                                                Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



        SIGNATURE                     TITLE                          DATE


/S/   NORMAN J. HOSKIN            Chairman of the Board,           May 20, 1998
-----------------------------     Secretary, and Treasurer
      Norman J. Hoskin

/S/   RICHARD A. IAMUNNO          President, Chief Executive       May 20, 1998
-----------------------------     Officer and Director
      Richard A. Iamunno

/S/   DAVID HALABURDA             Chief Financial Officer          May 20, 1998
-----------------------------     (principal accounting officer)
      David Halaburda

/S/   STEVEN D. BROWN             Director                         May 20, 1998
-----------------------------
      Steven D. Brown

/S/   JEFFREY HURWITZ             Director                         May 20, 1998
-----------------------------
      Jeffrey Hurwitz

/S/   DR. LEONARD HAIMES          Director                         May 20, 1998
-----------------------------
      Dr. Leonard Haimes


/S/   MARTIN V. MCCARTHY          Director                         May 20, 1998
-----------------------------
      Martin V. McCarthy