Form 10QSB
period 1998-03-31
ATLANTIC INTERNATIONAL ENTERTAINMENT LTD
filed 1998-06-16
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

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

YES         /  X /      NO /    /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                               OUTSTANDING AS OF JUNE 5, 1998
-----------------------------                   --------------------------------
Common Stock, $.001 par value                                 9,832,348

                                TABLE OF CONTENTS


Heading                                                                   Page

                         PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements .............................................2

           Consolidated Balance Sheet - March 31, 1998 (Unaudited) ........3-4

           Consolidated Statement of Operations..............................5

           Consolidated Statement of Changes in Stockholders' Equity ........6

           Consolidated Statement of Cash Flows - Three months
           ended March 31, 1998 (unaudited)................................7-8

           Notes to Consolidated Financial Statements (Unaudited) ........9-13

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................14-15


                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes In Securities ...........................................16

Item 3.    Defaults Upon Senior Securities..................................16

Item 4.    Submission of Matters to a Vote of Securities Holders ...........16

Item 5.    Other Information ...............................................16

Item 6.    Exhibits and Reports on Form 8-K ................................16

           Signatures ......................................................17

                                     PART 1


Item 1.    Financial Statements

           The following  unaudited  financial  Statements  for the period ended
           March  31,  1998,  have  been  prepared  by  Atlantic   International
           Entertainment, Ltd. (the "Company").



                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.

                              Financial Statements

                                 March 31, 1998

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 1998


                                                                                         MARCH 31, 1998
                                                                                         --------------
                                                                                         (Unaudited)
                                       ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                                             $       -0-
   Accounts Receivable [Net of Allowance for Doubtful Accounts of $24,781                     42,159
   Notes Receivable                                                                        1,197,655
   Refundable Income Tax                                                                      77,215
   Deferred Tax Asset                                                                        176,812
   Prepaid Expenses                                                                            6,423
   Other Current Assets                                                                       26,192
                                                                                        ------------

   TOTAL CURRENT ASSETS:                                                                   1,526,456
                                                                                        ------------

Furniture, Fixtures and Equipment - (Net of Accumulated Depreciation of $161,162)            439,557
Software (Net of Accumulated Amortization of $359,588)                                     1,335,470

Cost in Excess of Net Assets of Business Acquired
   (Net of Accumulated Amortization of $103,853)                                           1,439,427

OTHER ASSETS
   Due From Related Parties                                                                   50,602
   Other Assets                                                                               18,104
   Investments                                                                                 8,100
   Notes Receivable (Net of Discounts and Reserve)                                         2,721,327
                                                                                        ------------

   TOTAL OTHER ASSETS                                                                      2,798,133

   TOTAL ASSETS                                                                           $7,539,043
                                                                                        ------------



                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
               CONSOLIDATED BALANCE SHEET (UNAUDITED) (Continued)
                              AS OF MARCH 31, 1998

                      LIABILITIES AND STOCKHOLDERS'EQUITY:


CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                  $   823,327
   Notes Payable - Officers                                                   255,145
   Due to Customers                                                            75,000
   Current Portion of Long-Term Debt                                           39,073
   Current Portion of Capital Lease Obligations                                51,096
   Income Taxes Payable - Federal                                             630,841
   Income Taxes Payable - State                                                34,123
   Line of Credit                                                              24,791
   Other Current Liabilities                                                   41,157
                                                                          -----------

   TOTAL CURRENT LIABILITIES                                                1,974,553

Long-Term Debt                                                                  3,000

Capital Lease obligations                                                      38,309
                                                                          -----------

   TOTAL LIABILITIES                                                        2,015,862
                                                                          -----------

SHAREHOLDERS'S EQUITY:
   Preferred Stock - Par Value $.001 Per Share, Authorized
      10,000,000 Shares, None Issued or Outstanding                               -0-

   Common Stock - Par Value $001 Per Share;
      Authorized 100,000,000 Shares, Issued and
      Outstanding 9,590,184 Shares                                              9,590

   Additional Paid - in - Capital                                           4,449,806

   Unrealized Holding Loss on Marketable Securities                           (44,788)

   Retained Earnings                                                        1,108,573
                                                                          -----------

   Total Stockholders' Equity                                               5,523,181
                                                                          -----------

   Total Liabilities and Stockholders' Equity                             $ 7,539,043
                                                                          ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                     March 31,
                                                                                      ---------------------------------
                                                                                            1998                 1997
                                                                                      --------------      -------------

REVENUE                                                                                $  1,155,041       $    604,248

Cost of Sales                                                                               151,720                -0-
                                                                                      --------------      -------------

   Gross Profit                                                                           1,003,321            604,248

General and Administrative                                                                  452,999            279,768
Provision for Doubtful Accounts and Notes                                                   100,576                -0-
Depreciation and  Amortization                                                              136,752             73,627
                                                                                      --------------      -------------

    Total Operating Expenses                                                                690,327            353,395

   Income From Operations                                                                   312,994            250,853

OTHER INCOME (EXPENSE)
    Interest Income                                                                           3,371              2,602
    Interest Expense                                                                        (6,758)              (291)
    Interest Expense - Related Party                                                        (3,508)                -0-
    Other Income Expense                                                                        -0-                -0-
                                                                                      --------------      -------------

    Other (Expenses) Income - Net                                                           (6,895)              2,311

    Income (Loss) From Continuing Operations Before
        Income Tax Expense (Benefit) Expense                                                306,099            253,164

Income Tax Expense (Benefit) Expense                                                       (27,412)           (58,858)
                                                                                      --------------      -------------

      Income (Loss) From Continuing Operations                                              278,687            194,306

Discontinued Operations - (Net of Income Taxes of 51,047)
  (Loss) from Operations of Discontinued Foreign Subsidiary                                     -0-           (69,531)
  Gain on the Disposal of Discontinued Foreign Subsidiary                                       -0-            120,895
                                                                                      --------------      -------------

NET INCOME                                                                            $     278,687       $    245,670

Income (Loss) Per Common Share:
    Continuing Operations                                                                       .03               .021
    Discontinued Operations                                                                     -0-               .005
                                                                                      --------------      -------------

Basic and Diluted Net Income Per Share of Common Stock                                $         .03       $       .026
                                                                                      ==============      =============

Weighted Average Shares of Common Stock Outstanding                                       9,590,184          9,357,934
                                                                                      ==============      =============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                           UNREALIZED
                                                         COMMON STOCK        ADDITIONAL    LOSS ON      RETAINED        TOTAL
                                       PREFERRED    NUMBER OF                 PAID IN     MARKETABLE    EARNINGS      STOCKHOLDERS'
                                        STOCK        SHARES       AMOUNT      CAPITAL     SECURITIES    (DEFICIT)       EQUITY

   BALANCE - DECEMBER 31, 1996            --       9,190,184     $9,190      $1,887,376   $     --     $ (217,431)   $ 1,679,135

Sale of Common Stock                      --          75,000         75         350,175         --             --        350,250

Sale of Common Stock                      --          25,000         25             --          --             --             25

Asset Acquisition [Note 8]                --         200,000        200       1,598,880         --             --      1,599,080

Conversion of Debt to Equity              --              --         --         313,475         --             --        313,475

Issuance of Shares in Escrow              --         100,000        100              --         --             --            100

Unrealized Holding Loss on
 Marketable Securities                    --              --         --              --    (42,763)            --        (42,763)

Income from Continuing Operations         --              --         --              --         --        948,225        948,225


Income from Discontinued Operations       --              --         --              --         --         99,092         99,092
                                     -------       ---------     -------     ----------   ---------     ----------    ----------

      BALANCE - DECEMBER  31, 1997   $    --       9,590,184     $9,590      $4,149,906   $(42,763)     $ 829,886     $4,946,619
                                     =======       =========     =======     ==========   =========     =========     ==========

Sale of Common Stock
   Shares in Escrow                       --              --          --       299,900          --             --      299,900

Unrealized Holding Loss on
   Marketable Securities                  --              --          --            --      (2,025)            --       (2,025)

Income from Continuing
   Operations                             --              --          --            --          --        278,687      278,687
                                    --------       ---------     -------   -----------    --------     ----------    --------------

  BALANCE - MARCH 31, 1998          $     --       9,590,184     $9,590     $4,449,806    $(44,788)    $1,108,573    $5,523,181
                                    --------       ---------     -------   -----------    ------       ----------    --------------


The accompanying Notes are an Integral Part of these Consolidated Financial Statements

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  1 9 9 8       1 9 9 7
                                                                 -------        -------

OPERATING ACTIVITIES:

   Income [Loss] Income from Continuing Operations               $ 278,687    $ 194,306
   Adjustments to Reconcile Net Income [Loss] to
      Net Cash Provided by [Used for] Operating Activities:
      Depreciation and Amortization                                136,752       73,627
      Provision for Doubtful Accounts                              100,576         --
   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                         1,069     (848,000)
         Prepaid Expenses                                              141       39,950
         Notes Receivable                                         (731,359)        --
         Restricted Cash                                           (15,000)        --
         Other Assets                                               (1,192)        (229)
      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                    (130,751)      45,386
         Income Taxes Payable                                       30,628         --
         Other Current Liabilities                                  28,583         --
         Due to Customer                                            54,279       37,242
                                                                 ---------    ---------
      NET CASH - CONTINUING OPERATIONS                            (247,587)    (457,718)
                                                                 ---------    ---------
DISCONTINUED OPERATIONS:
   [Loss] from Discontinued Operations                                --        (69,531)
   Gain on disposal of Discontinued Operations                        --        120,895
   Adjustments to Reconcile Net [loss] to Net Cash Operations:
      Depreciation                                                    --          1,366
                                                                 ---------    ---------
                                                                      --         52,730
CHANGES IN ASSETS AND LIABILITIES:
   (Increase) Decrease in:
      Other Assets                                                    --            815
   Increase (Decrease in:
      Accounts Payable                                                --        (14,808)
      Customer Deposits                                               --        (27,648)
                                                                 ---------    ---------
TOTAL ADJUSTMENTS                                                     --        (41,641)
   NET CASH - DISCONTINUED OPERATIONS                                 --         11,089
                                                                 ---------    ---------
   NET CASH - OPERATING ACTIVITIES - FORWARD                      (247,587)    (446,629)
                                                                 ---------    ---------
INVESTING ACTIVITIES - CONTINUING OPERATIONS:
   Increase in Due from Related Parties                               (747)        (845)
   Purchase of Investments                                              --     (109,643)
   Purchase of Property and Equipment                             (135,869)     (54,792)
                                                                 ---------    ---------
   NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS -      (136,616)    (165,280)
      FORWARDED

INVESTING ACTIVITIES - DISCONTINUED OPERATIONS:
   Disposition of Property and Equipment                                --       11,110
                                                                 ---------    ---------
NET CASH INVESTING ACTIVITIES
                                                                 $(136,616)   $(154,170)


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             1 9 9 8          1 9 9 7
                                                             -------          -------

   NET CASH - OPERATING ACTIVITIES - FORWARDED               $(247,587)   $(446,629)
                                                             ---------   -----------

   NET CASH - INVESTING ACTIVITIES -  FORWARDED               (136,616)    (154,170)
                                                             ---------   -----------

FINANCING ACTIVITIES - CONTINUING OPERATIONS:

   Proceeds from the Conversion of Debt to Equity                 --           --
   Proceeds from Issuance of Common Stock                      299,900      329,330
   Increase in Loan Payable to Shareholder                      88,509       (9,709)
   Proceeds from Long-Term Debt                                   --           --
   Line of Credit                                               (1,900)        --
   Payment of Notes Payable                                       --           --
   Payment of Lease Payable                                    (16,152)        --
                                                             ---------   -----------

   NET CASH - FINANCING ACTIVITIES - CONTINUING OPERATIONS     370,457      319,621
                                                             ---------   -----------

Financing - Activities - Discontinued Operations
   Additions to Paid In Capital                                   --         98,775
                                                             ---------   -----------

   NET CASH - FINANCING ACTIVITIES                             370,457      418,396
                                                             ---------   -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (13,746)    (182,403)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 11,260      421,188
                                                             ---------   -----------

   CASH AND CASH EQUIVALENTS - END OF PERIOD                 $  (2,486)   $ 238,785
                                                             =========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
      Interest                                               $   6,758    $     291
      Income Taxes                                           $     -0-    $     -0-
       Income Tax Refund (Applied)                           $     -0-    $  58,858



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
             Notes to Consolidated Financial Statements (Uunaudited)
                                 March 31, 1998

Note 1 -    BASIS OF PREPARATION

            The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations and cash flows for the three month period ended March 31, 1998, are not necessarily indicative of the results of operations or cash flows to be reported for the full year ending December 31, 1998.

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

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                                 March 31, 1998

Note 3 -    BUSINESS ACQUISITIONS

            The business acquisition in the first quarter of 1997 has been accounted for under the purchase method. The results of operations of the acquired business are included in the consolidated financial statements from the date acquisition.

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

            The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996 are presented as if the EmiNet acquisition has been made at the beginning of each period presented. The EmiNet Domain, Inc. operated as an S Corporation in 1995 and 1996. Included in the expenses to arrive at Net Earnings are reclassifications of Shareholders' Draw to Officers Salaries and Income Tax Expense in the amounts of $132,200 for the short year 1996 and $86,000 for 1997. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.


                                                              Years ended December 31
                                                               1997              1996
            Net Sales                                       $4,593,078      $  878,097
            Net Earnings Income (Loss)                      $1,096,976      $ (347,072)
            Basic Net Income (Loss) per common share        $      .12      $     (.04)
            Diluted Net Income (Loss) per common share      $      .12      $     (.04)


Note 4 -    MAJOR CUSTOMERS

            Income fees derived from major customers are tabulated as follow:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                 -----------------------------
                                                    1997             1998
                                                 (Unaudited)      (Unaudited)

            Customer A - (Software System)       $    600,000     $ 350,000
            Customer I - (Software System)                -0-       220,000
            Customer J - (Software System)                -0-       350,000

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                                 March 31, 1998

Note 5 -    CAPITAL STOCK

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

            In March 1997, the Company issued 200,000 shares of the Company's common stock as part of the acquisition of EmiNet Domain, Inc. [See
            Note 3].

            In December of 1997, the Company sold 100,000 shares of the Company's common stock to Australian Advisors for a total of $300,000 pursuant to the Regulation Statement S8.

            Also in December 1997, the Company converted debt totaling $313,475 to equity. The shares related to the conversion were unissued at December 31, 1997 and the conversion ratio has been set at $4.00 per share.

Note 6 -    PER SHARE DATA

            Per share data are based on the weighted average number of common shares outstanding during the respective periods, retroactively adjusted to reflect the common shares issued in exchange for all outstanding common shares of The EmiNet Domain, Inc., including the additional shares sold pursuant to a "Reg S" offering in February, 1997.

Note 7 -    INCENTIVE STOCK OPTION PLAN

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

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                                 March 31, 1998

Note 7 -    INCENTIVE STOCK OPTION PLAN (CONTINUED)


A summary of the changes in outstanding Common Stock options for all outstanding plans is as follows:

                                                              WEIGHTED-AVERAGE
                                             SHARES           EXERCISE PRICE

OUTSTANDING AT DECEMBER 31, 1995                  --                   --

   Granted                                        --                   --

   Exercised                                      --                   --

   Canceled                                       --                   --

OUTSTANDING AT DECEMBER 31, 1996                  --                   --

   Granted                                   175,000                 3.25

   Exercised                                      --                   --

   Canceled                                       --                   --
                                             -------          -----------

OUTSTANDING AT DECEMBER 31, 1997             175,000                 3.25
                                             -------          -----------

EXERCISABLE AT DECEMBER 31, 1997             175,000                3.25
                                             -------          ----------

OUTSTANDING AT MARCH 31, 1998                175,000                3.25
                                             -------          ----------

EXERCISABLE AT MARCH 31, 1998                175,000                3.25
                                             -------          ----------

The following table summarizes information about stock options at December 31, 1997:


                          OUTSTANDING STOCK OPTIONS                         EXERCISABLE STOCK OPTIONS
                                   WEIGHTED-AVERAGE
RANGE OF                             REMAINING        WEIGHTED-AVERAGE                  WEIGHTED AVERAGE
EXERCISE PRICES        SHARES      CONTRACTUAL LIFE   EXERCISE PRICE       SHARES       EXERCISE PRICE
---------------        ------       ---------------   ----------------     ------       ------------------
$    3.25           175,000         4.75              $    3.25             175,000     $    3.25

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

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                                 March 31, 1998

Note 8 -    Business Agreements

            In February  1998,  the Company  entered into an agreement  with ELG
            Health Management Services ["ELG"] to market the Atlantic International Medical ["AIM"] products and services. ELG will provide the Company 40% of the net profits from the sale and distribution of medical products.

            In February 1998, the Company entered into a Development Service Agreement with International Transaction System Corp. ["ITS']. The Company's responsibilities under the agreement include engaging in the development activity required to host ITS on the Company's software and selling debt card processing [`DCP']. ITS'
            responsibilities include development activity required to develop the DCP test methodology and/or test cases so that the Company may validate correct operation of the DCP and provide service support.

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

                    ATLANTIC INTERNATIONAL ENTERTAIMENT, LTD.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            RECENT DEVELOPMENTS

        On April 3, 1998 the company entered into a Securities Purchase Agreement for the sale of $500,000 of a newly created 5% Convertible Preferred Stock. The Agreement also grants the purchaser the right to purchase up to an additional $2,500,000 in said class of securities at market prices. The preferred stock contributed into the Company's common stock at the purchaser's option. In June 1998 the second tranche for an additional $500,000 was sold under the same rights and restrictions.

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

        In May 1998, the Company's wholly-owned subsidiary, AIE, Australia, Ltd. submitted an acquisition bid for an Australian listed company, Coms21. The Company offered Coms21 shareholders the equivalent of $.70 Australian dollar per share in the form of the Company's U.S. shares.

        In May of 1998, the Company instituted a Section 125 benefit plan for it's Employees. In June of 1998, the Company instituted a 401K Employee benefit plan on behalf of its Employees. The Company is not required to make matching contributions under this plan.

        In the first quarter of 1998, the Company completed installations of three new licenses, two for Internet Casino Extension (ICE) and one for a webSports product. In addition, contracts were signed for and deposits received for two additional licenses.

            RESULTS OF OPERATIONS

        The Company's revenues increased approximately 91% in the first quarter 1998 over the same period in 1997. Revenues from operations in the first quarter 1998 were $1,155,041, as compared with $604,248 for the same period in 1997. Net income from continuing operations rose approximately 43% or $84,381 in the first quarter 1998 as compared to the first quarter 1997, $278,687 (.03 per share) and $194,306 (.021 per share)
        respectively. In 1997, the sale of Atlantic's foreign subsidiary added approximately $51,364 of income (.005 per share) to the bottom line resulting in net income between 1998 and 1997 of $278,687 (.03 per share) and $245,670 (.026 per share) respectively.

        The increase in revenues was the result of continued market penetration from industry awareness of Atlantic's products as well as a strong sales and marketing push. The net profit after taxes and extraordinary items rose by approximately 13% or $33,017. Operating expenses rose by approximately 95% or $336,932 over the same period in 1997. Operating expenses for the first quarter of 1998 were $690,327 as compared to $353,395 for the first quarter 1997. This was largely due to global expansion efforts, expenses related to the development of new products and increased sales and support staffing.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.

            For the year ended December 31, 1997, net income from operations represented 24% of total revenues as compared to 24% for the first quarter 1998 and 40% for the first quarter of 1997. The greater profit percentage for the first quarter of 1997 was due largely to the sale of Atlantic's wholly owned subsidiary as an operating entity.

            During the first quarter of 1998 funds of $299,900 were generated from the sale of 100,000 shares of common stock. The shares were issued in 1997 under an escrow provision and transfer of funds was completed in January 1998.

            In the opinion of management, inflation has not had a material impact on the operation of the Company.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                                     PART II

Item 1.     Legal Proceedings

            Litigation - The Company is party to litigation arising from the normal course of business. In management's' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows.

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


                                    Atlantic International Entertainment, Ltd.



Date: June 15, 1998                 By: /s/ Richard Iamunno
                                        -------------------------------------
                                        (Signature)
                                        Richard A. Iamunno, President
                                        And Chief Executive Officer



Date: June 15, 1998                 By: /s/ David P. Halaburda
                                        -------------------------------------
                                       (Signature)
                                       David P. Halaburda
                                       Chief Financial Officer