Form 10QSB
period 1998-06-30
ATLANTIC INTERNATIONAL ENTERTAINMENT LTD
filed 1998-08-27
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

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

YES   [X]           NO  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                             Outstanding As Of August 26, 1998
----------------------------------            ---------------------------------
Common Stock, $.001 par value                           20,551,857

                                TABLE OF CONTENTS


Heading                                                                    Page

                         PART 1. - FINANCIAL INFORMATION

Item 1.  Financial Statements ................................................2

         Consolidated Balance Sheet - June 30, 1998 (Unaudited) ............3-4

         Consolidated Statement of  Income and Comprehensive
         Income (Unaudited) ..................................................5

         Consolidated Statement of Changes in Stockholders'
         Equity (Unaudited)...................................................6

         Consolidated Statement of Cash Flows - Three and Six Months
         ended June 30, 1998 (Unaudited)   ................................7-10

         Notes to Consolidated Financial Statements (Unaudited) ..........11-15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................16-17


                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................18

Item 2.  Changes In Securities ...............................................18

Item 3.  Defaults Upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Securities Holders ...............18

Item 5.  Other Information ...................................................18

Item 6.  Exhibits and Reports on Form 8-K ....................................18

         Signatures ..........................................................19

                                     PART 1


Item 1.  Financial Statements

         The following unaudited financial Statements for the period ended June 30, 1998, have been prepared by Atlantic International Entertainment, Ltd. (the
         "Company").



                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.

                              Financial Statements

                                  June 30, 1998

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               AS OF JUNE 30, 1998




                                                                                                       June 30, 1998
                                                                                                -------------------------
                                                                                                      (Unaudited)
                                                           ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                                                          $3,457,834
   Accounts Receivable [Net of Allowance for Doubtful Accounts of $20,296]                                39,182
   Notes Receivable                                                                                    1,529,701
   Refundable Income Tax                                                                                  77,215
   Deferred Tax Asset                                                                                    176,812
   Prepaid Expenses                                                                                        6,423
   Other Current Assets                                                                                   14,628
                                                                                                     -----------


   TOTAL CURRENT ASSETS:                                                                               5,301,795
                                                                                                     -----------

Furniture, Fixtures and Equipment - (Net of Accumulated Depreciation of $217,023)                        436,782
Software (Net of Accumulated Amortization of $419,991)                                                 1,484,767

Cost in Excess of Net Assets of Business Acquired
   (Net of Accumulated Amortization of $129,575)                                                       1,413,705

OTHER ASSETS
   Due From Related Parties                                                                               76,361
   Other Assets                                                                                           18,079
   Investments                                                                                           535,821
   Notes Receivable (Net of Discounts and Reserve)                                                     3,544,007
                                                                                                     -----------

   TOTAL OTHER ASSETS                                                                                  4,174,268

   TOTAL ASSETS                                                                                      $12,811,317
                                                                                                     ===========

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
               CONSOLIDATED BALANCE SHEET (UNAUDITED) (Continued)
                               AS OF JUNE 30, 1998


                      LIABILITIES AND STOCKHOLDERS'EQUITY:
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                                        $    760,349
   Notes Payable - Officers                                                                          272,566
   Due to Customers                                                                                      -0-
   Current Portion of Long-Term Debt                                                                 217,442
   Current Portion of Capital Lease Obligations                                                        9,081
   Income Taxes Payable - Federal                                                                    740,081
   Income Taxes Payable - State                                                                       43,882
   Line of Credit                                                                                        -0-
   Other Current Liabilities                                                                          47,278
                                                                                                ------------

   TOTAL CURRENT LIABILITIES                                                                       2,090,679

Long-Term Debt                                                                                        15,444

Capital Lease Obligations                                                                             18,011
                                                                                                ------------

   TOTAL LIABILITIES                                                                               2,124,134
                                                                                                ------------

SHAREHOLDERS'S EQUITY:
   Preferred Stock - Par Value $.001 Per Share, Authorized
      10,000 Shares, Issued and Outstanding                                                               10

   Common Stock - Par Value $001 Per Share;
      Authorized 100,000,000 Shares, Issued and
      Outstanding 20,540,184 Shares                                                                   20,540

   Additional Paid - in - Capital                                                                  9,355,396

   Unrealized Holding Loss on Marketable Securities                                                  (61,615)

   Retained Earnings                                                                               1,372,852
                                                                                                ------------

   Total Stockholders' Equity                                                                     10,687,183
                                                                                                ------------

   Total Liabilities and Stockholders' Equity                                                   $ 12,811,317
                                                                                                ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 For The Three Months Ended              For The Six Months Ended
                                                                           June 30,                              June 30,
                                                               ---------------------------------------------------------------------
                                                                    1997              1998               1997              1998
                                                               ---------------------------------------------------------------------
REVENUE                                                       $  1,160,180       $  1,553,227       $  1,764,428       $   2,708,268
   Cost of Sales                                                  (133,436)          (223,683)          (133,435)          (375,404)
   General and Administrative                                     (380,350)          (709,428)          (660,118)        (1,168,207)
   Provision for Doubtful Accounts                                    --              (66,477)              --             (171,539)
   Depreciation and Amortization                                  (128,574)          (143,185)          (202,201)          (279,937)
   Other Gains and Losses                                          (20,728)           (27,117)           (18,416)           (23,746)
                                                              ------------       ------------       ------------       ------------

Income (Loss) from Continuing Operations
   Before Income Tax Expense                                       497,092            383,337            702,528            689,435

Income Tax Benefit (Expense)                                       (60,210)          (119,057)          (119,068)          (146,469)
                                                              ------------       ------------       ------------       ------------

Income From Continuing Operations                             $    436,882       $    264,280       $    583,460       $    542,966

Discontinued Operations (Net of Income
   Taxes of $51,047)
   Loss from Discontinued Operations                                  --                 --              (45,890)              --
   Gain on Sale of Discontinued Operations                            --                 --              144,982               --
                                                              ------------       ------------       ------------       ------------

NET INCOME                                                    $    436,882       $    264,280       $    682,552       $    542,966

Unrealized Holding Loss Arising During Period                         --              (61,615)              --              (61,615)
                                                              ------------       ------------       ------------       ------------

Comprehensive Income                                          $    436,882       $    202,665       $    682,552       $    481,351
                                                              ------------       ------------       ------------       ------------


Income (Loss) Per Common Share
   Continuing Operations                                      $      0.046       $      0.012       $      0.005       $      0.036
   Discontinued Operations                                            --                 --                0.068               --
                                                              ------------       ------------       ------------       ------------

Basic Net Income Per Share of
   Common Stock                                               $      0.046       $      0.012       $      0.073       $      0.036
                                                              ------------       ------------       ------------       ------------

Diluted Net Income Per Share of
   Common Stock                                               $      0.046       $      0.012       $      0.073       $      0.035
                                                              ------------       ------------       ------------       ------------

Weighted Average Shares of Common
   Stock Outstanding                                             9,465,184         17,107,684          9,357,934         13,400,184
                                                              ------------       ------------       ------------       ------------

Weighted Average Fully Diluted Shares Of
   Common Stock Outstanding                                      9,465,184         17,975,684          9,357,934         13,925,184
                                                              ------------       ------------       ------------       ------------

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                            Unrealized Loss
                                             Preferred Stock  Common Stock        Additional     On        Retained       Total
                                              Number Of       Number Of            Paid In   Marketable    Earnings     Sockholders'
                                               Shares Amount   Shares     Amount   Capital   Securities    (Deficit)      Equity

BALANCE - JANUARY 1, 1997                         --    $--   9,190,184  $ 9,190  $1,887,376  $   --     $  (217,431)  $  1,679,135

Sale of Common Stock                              --     --      75,000       75     350,175      --            --          350,250

Sale of Common Stock                              --     --      25,000       25        --        --            --               25

Asset Acquisition [Note 8]                        --     --     200,000      200   1,598,880      --            --        1,599,080

Conversion of Debt to Equity                      --     --        --       --       313,475      --            --          313,475

Issuance of Shares in Escrow                      --     --     100,000      100        --        --            --              100

Unrealized Holding Loss on
 On Marketable Securities                         --     --        --       --          --     (42,763)         --          (42,769)

Income from Continuing Operations                 --     --        --       --          --        --         948,225        948,225

Income from Discontinued  Operations              --     --        --       --          --        --          99,092         99,092
                                                ------  ---  ----------  -------  ----------  --------   -----------   ------------

BALANCE - DECEMBER 31, 1997                       --    $--   9,590,184  $ 9,590  $4,149,906  $(42,763)  $   829,886   $  4,946,619
                                                ------  ---  ----------  -------  ----------  --------   -----------   ------------

Sale of Common Stock Shares in Escrow             --     --        --       --       299,900      --            --          299,900

Unrealized Holding Loss on
   Marketable Securities                          --     --        --       --          --      (2,025)         --           (2,025)

Sale of Common Stock                              --     --   1,250,000    1,250   3,998,750      --            --        4,000,000

Sale of Common Stock                              --     --   9,700,000    9,700        --        --            --            9,700

Sale of Preferred Stock                         10,000   10        --       --       906,840      --            --          906,850

Unrealized Holding Loss on
   Marketable Securities                          --     --        --       --          --     (16,827)         --          (16,827)

Income from Continuing Operations                 --     --        --       --          --        --         542,966        542,966
                                                ------  ---  ----------  -------  ----------  --------   -----------   ------------

BALANCE - JUNE 30, 1998                         10,000  $10  20,540,184  $20,540  $9,355,396  $(61,615)  $ 1,372,852   $ 10,687,183
                                                ======  ===  ==========  =======  ==========  ========   ===========   ============

The accompanying Notes are an Integral Part of these Consolidated Financial Statements

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Three Months Ended
                                                                                                              June 30,
                                                                                                    1 9 9 8                1 9 9 7
                                                                                                    ------                 -------
OPERATING ACTIVITIES:
   Income [Loss] Income from Continuing Operations                                               $   264,280            $   436,882
   Adjustments to Reconcile Net Income [Loss] to
      Net Cash Provided by [Used for] Operating Activities:
      Depreciation and Amortization                                                                  143,185                128,574
      Provision for Doubtful Accounts                                                                 48,976                   --
      Regulated Loss on Carrying Value of Investments                                                 51,289                   --
      Unregulated Loss on Carrying Value of Investments                                               16,827                 56,681

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                                                           7,462             (1,002,217)
         Prepaid Expenses                                                                               --                   37,486
         Notes Receivable                                                                         (1,278,187)                  --
         Restricted Cash                                                                                --                     --
         Other Assets                                                                                 11,564                  3,460

   Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                                                       (62,978)                93,787
         Income Taxes Payable                                                                        118,999                 37,105
         Other Current Liabilities                                                                   (18,670)                38,836
         Due to Customer                                                                             (75,000)                46,000
                                                                                                 -----------            -----------

   NET CASH - CONTINUING OPERATIONS                                                                 (772,253)              (123,406)
                                                                                                 -----------            -----------

DISCONTINUED OPERATIONS:
   [Loss] from Discontinued Operations                                                                  --                     --
   Gain on disposal of Discontinued Operations                                                          --                     --
   Adjustments to Reconcile Net [loss] to Net Cash Operations:
      Depreciation                                                                                      --                     --
                                                                                                 -----------            -----------
CHANGES IN ASSETS AND LIABILITIES:
   (Increase) Decrease in:
      Other Assets                                                                                      --                     --

   Increase (Decrease in:
      Accounts Payable                                                                                  --                     --
      Customer Deposits                                                                                 --                     --
                                                                                                 -----------            -----------

TOTAL ADJUSTMENTS                                                                                       --                     --

   NET CASH - DISCONTINUED OPERATIONS                                                                   --                     --
                                                                                                 -----------            -----------
   NET CASH - OPERATING ACTIVITIES - FORWARD                                                        (772,253)              (123,406)
                                                                                                 -----------            -----------

INVESTING ACTIVITIES - CONTINUING OPERATIONS:
   Increase in Due from Related Parties                                                              (25,759)                  (737)
   Purchase of Investments                                                                          (600,000)                35,897
   Purchase of Property and Equipment                                                               (264,226)              (167,927)
   Sale of Investments                                                                               156,650                   --
                                                                                                 -----------            -----------
   NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS -                                        (733,335)              (132,767)
      FORWARDED

INVESTING ACTIVITIES - DISCONTINUED OPERATIONS:
   Disposition of Property and Equipment                                                                --                     --
                                                                                                 -----------            -----------
NET CASH INVESTING ACTIVITIES
                                                                                                 $  (733,335)           $  (132,767)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Three Months Ended
                                                                                                              June 30,
                                                                                                   1 9 9 8               1 9 9 7
                                                                                                   -------               -------
   NET CASH - OPERATING ACTIVITIES - FORWARDED                                                  $  (772,253)            $  (123,406)
                                                                                                -----------             -----------

   NET CASH - INVESTING ACTIVITIES -  FORWARDED                                                    (733,335)               (132,767)
                                                                                                -----------             -----------


FINANCING ACTIVITIES - CONTINUING OPERATIONS:

   Proceeds from the Conversion of Debt to Equity                                                      --                      --
   Proceeds from Issuance of Common Stock                                                         4,000,000                    --
   Proceeds from Issuance of Preffered Stock                                                        906,850                    --
   Increase in Loan Payable to Shareholder                                                           17,421                    --
   Proceeds from Long Term Debt                                                                      25,423                  30,900
   Payment from Notes Receivable                                                                     70,000                    --
   Payment of Notes Payable                                                                         (41,733)                 (7,265)
   Payment of Lease Payable                                                                         (12,053)                   --
   Additions to Paid In Capital                                                                        --                    14,238
                                                                                                -----------             -----------


   NET CASH - FINANCING ACTIVITIES - CONTINUING OPERATIONS                                        4,965,908                  37,873
                                                                                                -----------             -----------

Financing - Activities - Discontinued Operations
   Additions to Paid In Capital                                                                        --                      --
                                                                                                -----------             -----------

   NET CASH - FINANCING ACTIVITIES                                                                4,965,908                  37,873
                                                                                                -----------             -----------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                  3,460,320                (218,300)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                      (2,486)                238,785
                                                                                                -----------             -----------

   CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $ 3,457,834             $    20,485
                                                                                                ===========             ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the quarter for:
      Interest                                                                                  $       782             $     1,077
      Income Taxes                                                                              $       -0-             $    60,210
      Income Tax Refund (Applied)                                                               $       -0-             $   (23,100)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Three Months Ended
                                                                                                              June 30,
                                                                                                   1 9 9 8               1 9 9 7
                                                                                                   -------               -------
OPERATING ACTIVITIES:
   Income [Loss] Income from Continuing Operations                                               $   542,967            $   631,188
   Adjustments to Reconcile Net Income [Loss] to
      Net Cash Provided by [Used for] Operating Activities:
      Depreciation and Amortization                                                                  279,937                202,201
      Provision for Doubtful Accounts                                                                149,552                   --
      Regulated Loss on Carrying Value of Investments                                                 51,289                   --
      Unregulated Loss on Carrying Value of Investments                                               16,827                   --

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                                                           8,531             (1,850,217)
         Prepaid Expenses                                                                                141                 77,436
         Notes Receivable                                                                         (2,009,546)                  --
         Restricted Cash                                                                             (15,000)                  --
         Investments                                                                                    --                   56,681
         Other Assets                                                                                 10,372                  3,231

   Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                                                      (193,729)               139,173
         Income Taxes Payable                                                                        149,627                 37,105
         Customer Deposits                                                                              --                   83,242
         Other Current Liabilities                                                                     9,913                 38,836
         Due to Customer                                                                             (20,721)                  --
                                                                                                 -----------            -----------

   NET CASH - CONTINUING OPERATIONS                                                               (1,019,840)              (581,124)
                                                                                                 -----------            -----------

DISCONTINUED OPERATIONS:
   [Loss] from Discontinued Operations                                                                  --                  (69,531)
   Gain on disposal of Discontinued Operations                                                          --                  120,895
   Adjustments to Reconcile Net [loss] to Net Cash Operations:
      Depreciation                                                                                      --                    1,366
                                                                                                 -----------            -----------

CHANGES IN ASSETS AND LIABILITIES:
   (Increase) Decrease in:
      Other Assets                                                                                      --                      815
   Increase (Decrease in:
      Accounts Payable                                                                                  --                  (14,808)
      Customer Deposits                                                                                 --                  (27,648)
                                                                                                 -----------            -----------

TOTAL ADJUSTMENTS                                                                                       --                  (41,641)

   NET CASH - DISCONTINUED OPERATIONS                                                                   --                   11,089
                                                                                                 -----------            -----------

   NET CASH - OPERATING ACTIVITIES - FORWARD                                                      (1,019,840)              (570,035)
                                                                                                 -----------            -----------

INVESTING ACTIVITIES - CONTINUING OPERATIONS:
   Increase in Due from Related Parties                                                              (26,506)                (1,582)
   Purchase of Investments                                                                          (600,000)            (1,620,000)
   Purchase of Property and Equipment                                                               (400,095)              (222,719)
   Sale (Purchase) of Investments                                                                       --                  (73,746)
   Sale of Investments                                                                               156,650                   --
                                                                                                 -----------            -----------

   NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS -                                        (869,951)            (1,918,047)
      FORWARDED

INVESTING ACTIVITIES - DISCONTINUED OPERATIONS:
   (Purchase) Disposition of Property and Equipment                                                     --                   11,110
                                                                                                 -----------            -----------

NET CASH INVESTING ACTIVITIES                                                                    $  (869,951)           $(1,906,937)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Three Months Ended
                                                                                                              June 30,
                                                                                                   1 9 9 8               1 9 9 7
                                                                                                   -------               -------
   NET CASH - OPERATING ACTIVITIES - FORWARDED                                                  $(1,019,840)            $  (570,035)
                                                                                                -----------             -----------

   NET CASH - INVESTING ACTIVITIES -  FORWARDED                                                    (869,951)             (1,906,937)
                                                                                                -----------             -----------


FINANCING ACTIVITIES - CONTINUING OPERATIONS:

   Proceeds from the Conversion of Debt to Equity                                                      --                 1,949,330
   Proceeds from Issuance of Common Stock                                                         4,299,900                    --
   Proceeds from Issuance of Preffered Stock                                                        906,850                    --
   Increase in Loan Payable to Shareholder                                                          105,930                  (9,709)
   Proceeds from Long Term Debt                                                                      25,423                    --
   Payment from Notes Receivable                                                                     70,000                    --
   Line of Credit                                                                                    (1,800)
   Increase in equipment loans                                                                         --                    30,900
   Payment of Notes Payable                                                                         (41,733)                 (7,265)
   Payment of Lease Payable                                                                         (28,205)                   --
   Additions to Paid In Capital                                                                        --                    14,238
                                                                                                -----------             -----------


   NET CASH - FINANCING ACTIVITIES - CONTINUING OPERATIONS                                        5,336,365               1,977,494
                                                                                                -----------             -----------

Financing - Activities - Discontinued Operations
   Additions to Paid In Capital                                                                        --                    98,775
                                                                                                -----------             -----------

   NET CASH - FINANCING ACTIVITIES                                                                5,336,365               2,076,269
                                                                                                -----------             -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  3,446,574                (400,703)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                      11,260                 421,188
                                                                                                -----------             -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                       $ 3,457,834             $    20,485
                                                                                                ===========             ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the quarter for:
      Interest                                                                                  $       782             $     1,368
      Income Taxes                                                                              $       -0-             $   (77,215)
       Income Tax Refund (Applied)                                                              $       -0-             $   119,068

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
             Notes to Consolidated Financial Statements (Uunaudited)
                                  June 30, 1998


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


Note 2 -    BUSINESS ACQUISITIONS

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


                                                        Years ended December 31
                                                             1997        1996
            Net Sales                                   $  4,593,078 $  878,097
            Net Earnings Income (Loss)                  $  1,096,976 $ (347,072)
            Basic Net Income (Loss) per common share    $      .12   $     (.04)
            Diluted Net Income (Loss) per common share  $      .12   $     (.04)

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                                  June 30, 1998

Note 3 -    MAJOR CUSTOMERS

            Income fees derived from major customers are tabulated as follow:

                                           Three Months Ended                     Six Months Ended
                                                June 30,                             June 30,
                                        1997               1998              1997                1998
                                              (Unaudited)                                     (Unaudited)
Customer A (Software System)             --                 --                 --                 --
Customer B (Software System)             --                 --                 --                 --
Customer C (Software System)             --                 --                 --                 --
Customer D (Software System)             --                 --                 --                 --
Customer E (Software System)          410,000               --              600,000               --
Customer F (Software System)          450,000               --              410,000               --
Customer G (Software System)          150,000               --              450,000               --
Customer H (Software System)             --                 --              150,000               --
Customer I (Software System)             --                 --                 --                 --
Customer J (Software System)             --                 --                 --                 --
Customer K (Software System)             --                 --                 --              450,000
Customer L (Software System)             --                 --                 --              220,000
Customer M (Software System)             --                 --                 --              350,000
Customer N (Software System)             --              615,000               --              615,000
Customer O (Software System)             --              675,000               --              675,000


Note 4 -    CAPITAL STOCK
            -------------

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

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                                  June 30, 1998

            In December of 1997, the Company sold 100,000 shares of the Company's common stock to Australian Advisors for a total of $300,000 pursuant to Regulation Statement S-8.

            Also in December 1997, the Company converted debt totaling $313,475 to equity. The shares related to the conversion were unissued at December 31, 1997 and the conversion ratio has been set at $4.00 per share.

            In the second quarter of 1998, the Company sold 1,250,000 shares for a total of $4,000,000 pursuant to Regulation Statement S-8.

            Also in the second quarter of 1998, 9,700,000 shares of common stock were issued to Atlantic International Entertainment Australia, a wholly owned subsidiary for use in a proposed takeover of the Australian company, Coms21. As of August 21, 1998, the offer had not yet been accepted by the shareholders of Coms21.

            In the second quarter of 1998, 10,000 shares of 5% Convertible Preferred Stock, $.001 par value, were issued for cash. Each share is convertible into common stock by virtue of a formula contained in the Purchase Agreement which relates to the average price per share of common stock within the conversion period.

Note 5 -    PER SHARE DATA

            Per share data are based on the weighted average number of common shares outstanding during the respective periods, retroactively adjusted to reflect the common shares issued in exchange for all outstanding common shares of The EmiNet Domain, Inc., including the additional shares sold pursuant to a "Reg S" offering in February, 1997. The diluted net income per share is based upon the options issued and outstanding as well as the assumed conversion of the Company's issued and outstanding preferred stock.

Note 6 -     INCENTIVE STOCK OPTION PLAN

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

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                                  June 30, 1998

Note 6 -    INCENTIVE STOCK OPTION PLAN (CONTINUED)
            ---------------------------------------

            In addition, options were granted to the Board of Directors on April 2, 1998 for an aggregate amount of 700,000 options. A summary of the changes in outstanding Common Stock options for all outstanding plans is as follows:

                                                                                           Weighted-average
                                                                                           ----------------
                                                                      Shares                Exercise Price
                                                                      ------                --------------
OUTSTANDING AT DECEMBER 31, 1995                                         --                       --

   Granted                                                               --                       --

   Exercised                                                             --                       --

   Canceled                                                              --                       --

OUTSTANDING AT DECEMBER 31, 1996                                         --                       --

   Granted                                                            175,000                     3.25

   Exercised                                                             --                       --

   Canceled                                                              --                       --
                                                                      -------                    -----

OUTSTANDING AT DECEMBER 31, 1997                                      175,000                     3.25
                                                                      -------                    -----


EXERCISABLE AT DECEMBER 31, 1997                                      175,000                     3.25
                                                                      -------                    -----

GRANTED AT APRIL 2, 1998                                              700,000                    4.125
                                                                      -------                    -----

OUTSTANDING AT JUNE 30, 1998                                          875,000                     3.95
                                                                      -------                    -----

The following table summarizes information about stock options at December 31, 1997:

                       OUTSTANDING STOCK OPTIONS                                     EXERCISABLE
                           WEIGHTED-AVERAGE                                         STOCK OPTIONS
RANGE OF                      REMAINING              WEIGHTED-AVERAGE               WEIGHTED AVERAGE
--------                      ---------------------------------------               ----------------
EXERCISE PRICES        SHARES    CONTRACTUAL LIFE    EXERCISE PRICE       SHARES    EXERCISE PRICE
---------------        ------    ---------------------------------        ------    --------------
$     3.25             175,000         4.50             $    3.25         175,000              $    3.25
$     4.125            700,000         4.75             $    4.75         700,000     $             4.75

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

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                                  June 30, 1998

Note 7 -    Business Agreements

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

            In the second quarter of 1998, the Company completed installations of four new licenses, two for Internet Casino Extension (ICE) and two for webSports products.

            RESULTS OF OPERATIONS

            The Company's revenues increased approximately 34% in the second quarter 1998 over the same period in 1997. Revenues from operations in the second quarter 1998 were $1,553,227, as compared with $1,160,180 for the same period in 1997. Net income from continuing operations declined approximately 52% in the second quarter 1998 as compared to the second quarter 1997, $202,664 (0.01 per share) and $436,882 (0.04 per share) respectively.

            The increase in revenues was the result of continued market penetration from industry awareness of Atlantic's products as well as a strong sales and marketing push. The net profit after taxes and extraordinary items declined approximately

                    ATLANTIC INTERNATIONAL ENTERTAIMENT, LTD.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            RESULTS OF OPERATIONS (Continued)


            52% or $234,218. Operating expenses rose by approximately 45% or $306,802 over the same period in 1997. Operating expenses for the second quarter 1998 were $1,103,413 as compared to $663,088 for the second quarter 1997. This was largely due to global expansion efforts, expenses related to the development of new products and increased sales and support staffing.

            Operating expenses rose by approximately 77% or $508,089 over the same period in 1997. Operating expenses for the second quarter 1998 were $709,428 as compared to $380,350 for the second quarter 1997. This was largely due to global expansion efforts, expenses related to the development of new products and increased sales and support staffing.

            For the six months ended June 30, 1998 net income from operations represented 20% of total revenues as compared to 38% for the six months ended June 30, 1997. The decline in net income to total revenues was a result of continued global expansion and product development.

            During the second quarter of 1998, funds of $5,216,450 were generated from the sale of 10,950,000 shares of common and 10,000 shares of preferred stock. In the opinion of management, inflation has not had a material impact in the operations of the Company.

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


                                    Atlantic International Entertainment, Ltd.



Date:  August 27, 1998              By:/s/ Richard A. Iamunno
                                       ---------------------------------
                                       (Signature)
                                       Richard A. Iamunno, President
                                       And Chief Executive Officer



Date:  August 27, 1998              By:/s/ David P. Halaburda
                                       ---------------------------------
                                       (Signature)
                                       David P. Halaburda
                                       Chief Financial Officer