Form 10QSB
period 1998-09-30
ATLANTIC INTERNATIONAL ENTERTAINMENT LTD
filed 1998-11-17
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1998

                                       OR

/    /      TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 ( d )  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to_______________.

                         Commission File Number: 0-27256

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                            65-0512785
    (State or other jurisdiction of       I.R.S. Employer Identification number)
    incorporation or organization)

        200 East Palmetto Park Road, Suite 200, Boca Raton, Florida 33432
                    (Address of principal executive offices)

Registrant's telephone no., including area code:   (561) 393-6685

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         / X  /      NO   /    /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             CLASS                       OUTSTANDING AS OF NOVEMBER 16, 1998
 -------------------------------         -----------------------------------
  Common Stock, $.001 par value                      12,102,668

                                TABLE OF CONTENTS


Heading                                                                    Page

                         PART 1. - FINANCIAL INFORMATION

Item 1.   Financial Statements ...............................................2

          Consolidated Balance Sheet - September 30, 1998 (Unaudited).......3-4

          Consolidated Statement of  Income and Comprehensive
          Income (Unaudited) .................................................5

          Consolidated Statement of Changes in Stockholders'
          Equity (Unaudited)..................................................6

          Consolidated Statement of Cash Flows - Nine Months ended
          September 30, 1998 (Unaudited)   .................................7-8

          Notes to Consolidated Financial Statements (Unaudited) ..........9-15

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................16-18


                          PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................19
Item 2.   Changes In Securities..............................................19

Item 3.   Defaults Upon Senior Securities....................................19

Item 4.   Submission of Matters to a Vote of Securities Holders .............19

Item 5.   Other Information .................................................19

Item 6.   Exhibits and Reports on Form 8-K...................................19

          Signatures ........................................................20

                                     PART 1


Item 1.  Financial Statements

         The following unaudited financial Statements for the period ended September 30, 1998, have been prepared by Atlantic International Entertainment, Ltd. (the "Company") and Subsidiaries.



           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES

                              Financial Statements

                               September 30, 1998

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            AS OF SEPTEMBER 30, 1998


                                                                                                     SEPTEMBER 30, 1998
                                                                                                     ------------------
                                                                                                          (Unaudited)
                             ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                                                            $      96,024
   Accounts Receivable [Net of Allowance for Doubtful Accounts of $ 37,180]                                    52,720
   Notes Receivable                                                                                           534,763
   Refundable Income Tax                                                                                       77,215
   Deferred Tax Asset                                                                                          51,000
   Prepaid Expenses                                                                                            12,940
   Investment                                                                                               3,770,000
   Other Current Assets                                                                                        96,570
                                                                                                       ---------------

   TOTAL CURRENT ASSETS:                                                                                    4,691,232
                                                                                                       ---------------

Furniture, Fixtures and Equipment - (Net of Accumulated Depreciation of $ 184,830)                            545,158
Software (Net of Accumulated Amortization of $ 579,422)                                                     1,773,569

Cost in Excess of Net Assets of Business Acquired
   (Net of Accumulated Amortization of $ 155,296)                                                           1,387,985

OTHER ASSETS
   Due From Related Parties                                                                                    77,879
   Other Assets                                                                                                17,756
   Investments                                                                                              4,777,892
   Notes Receivable (Net of Discounts and Reserve)                                                          1,791,754
                                                                                                       ---------------

   TOTAL OTHER ASSETS                                                                                       6,665,281
                                                                                                       ---------------

   TOTAL ASSETS                                                                                        $   15,063,225
                                                                                                       ===============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET (UNAUDITED) (Continued)
                            AS OF SEPTEMBER 30, 1998

                                                                                       September 30,
                                                                                           1998
                                                                                       -------------
                                                                                        (Unaudited)

                      LIABILITIES AND STOCKHOLDERS'EQUITY:

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                              $    775,509
   Notes Payable - Officers                                                                 49,795
   Current Portion of Long-Term Debt                                                       100,828
   Current Portion of Capital Lease Obligations                                             30,905
   Income Taxes Payable - Federal                                                          535,884
   Income Taxes Payable - State                                                             20,014
   Other Current Liabilities                                                                39,250
                                                                                      -------------

   TOTAL CURRENT LIABILITIES                                                             1,552,185

Long-Term Debt                                                                                   -

Capital Lease Obligations                                                                   28,250
                                                                                      -------------

   TOTAL LIABILITIES                                                                     1,580,435
                                                                                      -------------

STOCKHOLDERS' EQUITY:
   Preferred Stock - Par Value $.001 Per Share, Authorized
      10,000 Shares, Issued and Outstanding                                                      9

   Common Stock - Par Value $.001 Per Share;
      Authorized 100,000,000 Shares, Issued and
      Outstanding  12,039,149 Shares                                                        12,039

   Additional Paid - in - Capital                                                       13,365,359

   Unrealized Holding Loss on Marketable Securities                                        (38,859)

   Retained Earnings                                                                       144,242
                                                                                      -------------

   Total Stockholders' Equity                                                           13,482,790
                                                                                      -------------

   Total Liabilities and Stockholders' Equity                                         $ 15,063,225
                                                                                      =============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                              SEPTEMBER 30,
                                                    --------------------------------------------------------------------------------
                                                        1998                1997                1998                       1997
                                                    --------------------------------------------------------------------------------

REVENUE                                            $   789,013       $   2,306,017       $    3,497,281               $ 4,070,440
   Cost of Sales                                       114,413             145,935              489,817                   288,306
   General and Administrative                          636,312             508,259            1,783,615                 1,155,276
   Provision for Doubtful Accounts                   1,046,295                   -            1,213,349
   Depreciation and Amortization                       153,283             109,861              433,220                   316,228
   Other Losses and (Gains)                           (127,055)              4,072              (77,920)                   22,484
                                                   ------------      -------------       --------------               ------------

Income (Loss) from Continuing Operations
   Before Income Tax Expense                        (1,034,235)          1,537,890             (344,800)                2,288,146
Income Tax Benefit (Expense)                            99,095                   -              (47,374)                 (119,068)
                                                   ------------      -------------         ------------               ------------
Income (Loss) From Continuing Operations              (935,140)          1,537,890             (392,174)                2,169,078

Discontinued Operations
   Loss from Discontinued Operations                         -                   -                    -                   (69,531)
   Gain on Sale of Discontinued Operations                   -                   -                    -                   120,895
                                                   ------------      -------------         ------------               ------------
NET INCOME (LOSS)                                     (935,140)          1,537,890             (392,174)                2,220,442

Unrealized Holding Loss Arising During Period           (1,021)                  -              (52,309)                        -
                                                   ------------      -------------         ------------               ------------
Comprehensive Income (Loss)                        $  (936,161)      $   1,537,890       $     (444,483)              $ 2,220,442
                                                   ------------      -------------         ------------               ------------

Income (Loss) Per Common Share
   Continuing Operations                           $     (0.09)      $        0.16       $        (0.04)              $      0.23
   Discontinued Operations                                   -                   -                    -                         -
                                                   ------------      -------------         ------------               ------------

Basic Net Income Per Share of
   Common Stock                                    $     (0.09)      $        0.16       $        (0.04)              $      0.23
                                                   ------------      -------------         ------------               ------------

Fully Diluted Net Income Per Share of
   Common Stock                                    $     (0.09)      $        0.16       $        (0.04)              $      0.23
                                                   ------------      -------------       --------------               ------------

Weighted Average Shares of Common
   Stock Outstanding                                10,854,290           9,465,184           10,312,479                 9,429,434
                                                   ------------      -------------       --------------               ------------

Weighted Average Fully Diluted Shares Of
   Common Stock Outstanding                         10,854,290           9,465,184           10,312,479                 9,429,434
                                                   ------------      -------------       --------------               ------------


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                           UNREALIZED
                                   PREFERRED STOCK              COMMON STOCK   ADDITIONAL   LOSS ON        RETAINED      TOTAL
                                      NUMBER OF        NUMBER OF                  PAID IN   MARKETABLE     EARNINGS   SOCKHOLDERS'
                                  SHARES    AMOUNT     SHARES      AMOUNT       CAPITAL     SECURITIES     (DEFICIT)     EQUITY

BALANCE - JANUARY 1, 1997            --       --     9,190,184     $ 9,190    $ 1,887,376   $      --     $ (217,431)  $ 1,679,135

Sale of Common Stock                 --       --        75,000          75        350,175          --             --       350,250

Sale of Common Stock                 --       --        25,000          25             --          --             --            25

Asset Acquisition [Note 8]           --       --       200,000         200      1,598,880          --             --     1,599,080

Conversion of Debt to Equity         --       --            --          --        313,475          --             --       313,475

Issuance of Shares in Escrow         --       --       100,000         100             --          --             --           100

Unrealized Holding Loss on           --       --            --          --             --     (42,763)            --       (42,763)
   On Marketable Securities

Income from Continuing
   Operations                        --       --            --          --             --          --        948,225       948,225

Income from Discontinued
   Operations                        --       --            --          --             --          --         99,092        99,092
                                 -------------------------------------------------------------------------------------------------

   BALANCE - DECEMBER  31, 1997      --       --     9,590,184       9,590      4,149,906     (42,763)       829,886     4,946,619

Sale of Common Stock
   Shares in Escrow                  --       --            --          --        299,900          --             --       299,900

Unrealized Holding Loss on
   Marketable Securities             --       --            --          --             --       3,904             --         3,904

Sale of Common Stock                 --       --    12,110,000      12,110      7,767,590          --             --     7,779,700
Sale of Preferred Stock          10,000       10            --          --        906,840          --             --       906,850

Cancellation of Common Stock         --       --    (9,700,000)     (9,700)            --          --             --        (9,700)

Conversion of Preferred Stock    (1,050)      (1)       38,965          39            (38)         --             --            --

Beneficial Conversion of
    Preferred Stock                  --       --            --          --        241,161          --       (241,161)           --
Income from Continuing
   Operations                        --     $ --            --          --             --          --       (444,483)     (444,483)
                                 ------     ----    ----------     -------    -----------  ----------     ----------  ------------
  BALANCE - SEPTEMBER 30, 1998    8,950     $  9    12,039,149     $12,039    $13,365,359   $ (38,859)    $  144,242  $ 13,482,790
                                 ------     ----    ----------     -------    -----------  -----------    ----------  ------------


The accompanying Notes are an Integral Part of these Consolidated Financial Statements 6

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     1 9 9 8        1 9 9 7
                                                                     -------        -------
OPERATING ACTIVITIES:

   Income [Loss] Income from Continuing Operations               $  (444,483)   $ 2,169,078
   Adjustments to Reconcile Net Income [Loss] to
      Net Cash Provided by [Used for] Operating Activities:
      Depreciation and Amortization                                  433,220        316,228
      Deferred Taxes                                                 125,812           --
      Provision for Doubtful Accounts                              1,213,349           --
      Gain on Sale of Assets                                         (48,726)          --
      Gain (Loss) on Sale of Investments                                --          (20,784)
      Regulated Loss on Carrying Value of Investments                 47,385           --
      Unregulated Loss on Carrying Value of Investments               (3,904)          --
   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                         (88,546)    (3,726,296)
         Prepaid Expenses                                             (6,376)        70,323
         Security Deposits                                              --          (23,831)
         Investments                                                    --          (52,962)
         Refundable Income Tax                                          --           77,215
         Notes Receivable                                           (110,982)          --
         Deferred Income Taxes                                          --         (548,400)
         Other Assets                                             (2,097,341)          (552)

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                      (176,083)       292,280
         Income Taxes Payable                                        (78,438)          --
         Other Current Liabilities                                   (10,457)        76,754
         Due to Customer                                             (20,721)        64,026
         Loans payable - stockholders                                   --           (9,709)
 Deferred Income Taxes                                                  --          585,405
                                                                 -----------    -----------

      NET CASH - CONTINUING OPERATIONS                            (1,266,291)      (731,225)
                                                                 -----------    -----------
DISCONTINUED OPERATIONS:
   [Loss] from Discontinued Operations                                              (69,531)
   Gain on disposal of Discontinued Operations                          --          120,895
   Adjustments to Reconcile Net [loss] to Net Cash Operations:
      Depreciation                                                      --            1,366
                                                                 -----------    -----------
                                                                        --           52,730
CHANGES IN ASSETS AND LIABILITIES:
   (Increase) Decrease in  Other Assets                                 --              815

   Increase (Decrease in Accounts Payable                               --          (14,808)
      Customer Deposits                                                 --          (27,648)
                                                                 -----------    -----------

TOTAL ADJUSTMENTS                                                       --          (41,641)
                                                                 -----------    -----------

   NET CASH - DISCONTINUED OPERATIONS                                   --           11,089
                                                                 -----------    -----------

   NET CASH - OPERATING ACTIVITIES - FORWARD                      (1,266,291)      (720,136)
                                                                 -----------    -----------
INVESTING ACTIVITIES - CONTINUING OPERATIONS:
   Increase in Due from Related Parties                              (28,024)          --
   Purchase of Investments                                        (6,766,623)       (73,746)
   Purchase of Property and Equipment                               (929,070)      (322,870)
   Sale of Investments                                               177,371           --
   Sale (Purchase) of Subsidiary                                        --       (1,620,000)
                                                                 -----------    -----------

NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS -        $(7,546,346)   $(2,016,616)
      FORWARD

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    1 9 9 8           1 9 9 7
                                                                                    -------           -------

NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS: -                         $(7,546,346)   $(2,016,616)
      FORWARD

INVESTING ACTIVITIES - DISCONTINUING OPERATIONS

Disposition of Property and Equipment                                                     --           11,110
                                                                                   -----------    -----------

NET CASH INVESTING ACTIVITIES                                                       (7,546,346)    (2,005,506)


   NET CASH - OPERATING ACTIVITIES - FORWARDED                                      (1,266,291)      (720,136)
                                                                                   -----------    -----------

FINANCING ACTIVITIES - CONTINUING OPERATIONS:

   Proceeds from the Conversion of Debt to Equity                                         --             --
   Proceeds from Issuance of Common Stock                                               12,110      1,949,330
   Proceeds from Issuance of Preferred Stock                                                10
   Decrease in Loan Payable to Shareholder                                            (116,841)        (9,709)
   Proceeds from Long-Term Debt                                                        123,500        155,000
   Line of Credit                                                                         --             --
   Payment of Notes Payable                                                            (89,160)          --
   Payment of Lease Payable                                                             (6,548)          --
   Additional Paid In Capital                                                        8,974,330         27,713
   Increase in equipment loans                                                            --           95,557
   Principal payments on capitalized lease and not borrowing                              --          (10,565)
                                                                                   -----------    -----------

   NET CASH - FINANCING ACTIVITIES - CONTINUING OPERATIONS                           8,897,401      2,207,326

Financing - Activities - Discontinued Operations
   Additions to Paid In Capital                                                           --           98,775
                                                                                   -----------    -----------

   NET CASH - FINANCING ACTIVITIES                                                   8,897,401      2,306,101
                                                                                   -----------    -----------

NET INCREASE DECREASE IN CASH AND CASH EQUIVALENTS                                      84,764       (419,541)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                         11,260        421,188
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $    96,024    $     1,647
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the years for:
      Interest                                                                     $    14,616    $     5,441
      Income Taxes                                                                 $      --      $    77,215
      Income Tax Refund (Applied)                                                  $      --      $   119,068

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCIAL ACTIVITIES:
During the third quarter of 1998, $105,000 worth of convertible preferred stock was converted into 38,965 shares of common stock.



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
             Notes to Consolidated Financial Statements (Uunaudited)
                               September 30, 1998


Note 1 -    BASIS OF PREPARATION


            The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations for the three-month period ended September 30, 1998, are not necessarily indicative of the results of operations to be reported for the full year ending December 31, 1998.


Note 2 -    BUSINESS ACQUISITIONS

            The business acquisition in the first quarter of 1997 has been accounted for under the purchase method. The results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition onward.

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

            The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997 is presented as if the EmiNet acquisition has been made at the beginning of the period presented. The EmiNet Domain, Inc. operated as an S Corporation prior to acquisition. Included in the expenses to arrive at Net Earnings are reclassifications of Shareholders' Draw to Officers Salaries and Income Tax Expense in the amount of $86,000 for 1997. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.


                                                          Year ended December 31
                                                                 1997
                                                                 ----
            Net Sales                                       $  4,593,078
            Net Earnings Income (Loss)                      $  1,096,976
            Basic Net Income (Loss) per common share        $      .12
            Diluted Net Income (Loss) per common share      $      .12

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                               September 30, 1998

Note 3 -    MAJOR CUSTOMERS

                        Income fees derived from major customers are tabulated as follow:

                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                              1997              1998               1997               1998
                                                    (UNAUDITED)                         (UNAUDITED)
                                        ----------------------------------------------------------------------

Customer A  (Software System)               375,000               --              375,000               --
Customer B  (Software System)               600,000               --              600,000               --
Customer C  (Software System)               450,000               --              450,000               --
Customer D  (Software System)               150,000               --              150,000               --
Customer E  (Software System)                  --                 --              600,000               --
Customer F  (Software System)                  --                 --              410,000               --
Customer G  (Software System)                  --                 --              450,000               --
Customer H  (Software System)                  --                 --              150,000               --
Customer I  (Software System)               585,000               --              585,000               --
Customer J  (Software System)                  --                 --                 --                 --
Customer K  (Software System)                  --                 --                 --              450,000
Customer L  (Software System)                  --                 --                 --              220,000
Customer M  (Software System)                  --                 --                 --              350,000
Customer N  (Software System)                  --                 --                 --              615,000
Customer O  (Software System)                  --                 --                 --              675,000
Customer P  (Software System)                  --              450,000               --              450,000
Customer Q  (Software System)                  --              175,000               --              175,000


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

            In March 1997, the Company issued 200,000 shares of the Company's common stock as part of the acquisition of EmiNet Domain, Inc. [See
            Note 2].

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                               September 30, 1998

Note 4 -    CAPITAL STOCK - CONTINUED
            -------------------------

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

            In the second quarter of 1998, the Company sold 1,000,000 shares for a total of $4,000,000 pursuant to Regulation D.

            Also in the second quarter of 1998, 9,700,000 shares of common stock were issued to Atlantic International Entertainment Australia, a wholly owned subsidiary for use in a proposed takeover of the Australian Company, Coms21. In the third quarter of 1998, 1,160,000 shares of the above 9,700,000 shares were issued to the accepting COMS21 stockholders pursuant to the company's offer for Coms21 stock and the balance of 9,700,000 shares issued were cancelled.

            In the second quarter of 1998, 10,000 shares of 5% Convertible Preferred Stock, $.001 par value, were issued for cash. Each share is convertible into common stock by virtue of a formula contained in the Purchase Agreement which relates to the average price per share of common stock within the conversion period.

            During the third quarter of 1998, $105,000 worth of convertible preferred stock was converted into 38,965 shares of common stock by virtue of a formula contained in the purchase agreement which relates to the average price per share of common stock within the conversion period.

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

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                               September 30, 1998



Note 6 -    INCENTIVE STOCK OPTION PLAN (CONTINUED)

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

            In addition, options were granted to the Board of Directors on April 2, 1998 for an aggregate amount of 700,000 options. A summary of the changes in outstanding Common Stock options for all outstanding plans is as follows:

                                                                Weighted-average
                                                                ----------------
                                                    Shares       Exercise Price
                                                    ------       --------------

OUTSTANDING AT DECEMBER 31, 1995                       --              --

   Granted                                             --              --

   Exercised                                           --              --

   Canceled                                            --              --

OUTSTANDING AT DECEMBER 31, 1996                       --              --

   Granted                                          175,000            3.25

   Exercised                                           --              --

   Canceled                                            --              --
                                                    -------           -----

OUTSTANDING AT DECEMBER 31, 1997                    175,000            3.25
                                                    -------           -----


EXERCISABLE AT DECEMBER 31, 1997                    175,000            3.25
                                                    -------           -----

GRANTED AT APRIL 2, 1998                            700,000            4.125
                                                    -------           -----

GRANTED AT SEPTEMBER 30, 1998                        88,000            2.50
                                                    -------           -----

OUTSTANDING AT SEPTEMBER 30, 1998                   963,000            3.83
                                                    -------           -----

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                               September 30, 1998



Note 6 -    INCENTIVE STOCK OPTION PLAN (CONTINUED)


The following table summarizes information about stock options at September 30, 1998:

                                                                                 Exercisable
                     Outstanding Stock Options                                   Stock Options
                        Weighted-average
Range Of                     Remaining          Weighted-average                 Weighted Average
--------                     -----------------------------------                 ----------------
Exercise Prices     Shares   Contractual Life    Exercise Price        Shares    Exercise Price
---------------     ------    --------------------------- -----        ------    --------------
$ 3.25              175,000      4.50               $   3.25          175,000       $   3.25
$ 4.125             700,000      4.75               $   4.75          700,000       $   4.75
$ 2.50               88,000      5.00               $   2.50           88,000       $   2.50

            The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price of certain options issued during 1997 and 1998 was the market price at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans for fiscal year 1997 and 1998.

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $4.13 and $2.50 during the nine and three months ended September 30, 1998.

            Pro forma information regarding net loss and net loss per share has been determined as if the Company has accounted for its employee stock options under the fair value method prescribed under SFAS No. 123, Accounting for Stock Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                    1998           1997       1998          1997
                                    -------------------       ------------------

Risk-Free Interest Rate            5.6%             --        5.6%           --
Expected Life                      5 years          --        5 years        --
Expected Volatility                153.0%           --        153.0%         --
Expected Dividends                 --               --        --             --

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                               September 30, 1998


Note 6 -    INCENTIVE STOCK OPTION PLAN (CONTINUED)

The pro forma amounts are indicated below (in thousands, except per share amounts):


                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                                      1998                        1998
                                                                      ----                        ----
Net Income (Loss):
As Reported                                                         (935,140)                 (392,174)
Pro Forma                                                         (1,180,950)               (3,306,665)
Basic Net Income (Loss) Per Share of Common Stock:
As Reported                                                             (.09)                     (.04)
Pro Forma                                                               (.11)                     (.32)
Diluted Net Income (Loss) Per Share of Common Stock:
As Reported                                                             (.09)                     (.04)
Pro Forma                                                               (.11)                     (.32)


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

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                               September 30, 1998


Note 7 -    BUSINESS AGREEMENTS CONTINUED

            On September 28, 1998, the Company entered into and closed on an agreement of purchase and sale with Cybergames, Inc. for the purchase of several of the company's licensees and the exchange of the company's accounts receivable from said licensees. The total purchase price was $ 3,147,000 payable $ 227,000 in cash and $2,920,000 in stock of Cybergames, Inc. (730,000 shares).

Note 8 -    LEGAL PROCEEDING

            On September  3, 1998,  Graeme  Allan  Green,  a former  director of
            COMS21 and Felscot PTY LTD., a company in which Mr. Green has a substantial interest ("Green Group), filed an application against the Company, COMS21 and the directors of COMS21 in the Australian Federal Court. In addition, the Green Group has made its own offer to purchase the COMS21 stock. The Company has accepted approximately 11,160,000 shares of COMS21 stock in exchange for 1,160,000 shares of the Company stock. Counsel believes that the above action is without merit and will not materially affect the Company's results of operation and cash flow. The Company believes that it can still complete the acquisition of the majority of the COMS21 stock.


Note 9 -    INVESTMENT

            In the third quarter of 1998, the Company invested $2,000,000 in a 5% convertible debenture note from a South African company, Atlantic International Entertainment, Ltd. South Africa. The debenture is convertible into common stock by December 31, 2000 or the listing of the South African Company, whichever comes first.

           ATLANTIC INTERNATIONAL ENTERTAIMENT, LTD. AND SUBSIDIARIES

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

            In May of 1998, the Company instituted a Section 125 benefit plan for its Employees. In June of 1998, the Company instituted a 401K Employee benefit plan on behalf of its Employees. The Company is not required to make matching contributions under this plan.

            In the second quarter of 1998, the Company completed installations of four new licenses, two for Internet Casino Extension (ICE) and two for webSports products.

            In the third quarter of 1998, the Company invested $2,000,000 in a 5% convertible debenture issued by a foreign South Africa company which is partially owned by HCI

            On September 28, 1998, the Company entered into and closed on an agreement of purchase and sale with Cybergames, Inc. for the purchase of several of the company's licensees and the exchange of the company's accounts receivable from said licensees. The total purchase price was $ 3,147,000 payable $ 227,000 in cash and $2,920,000 in stock of Cybergames, Inc. (730,000 shares).

           ATLANTIC INTERNATIONAL ENTERTAIMENT, LTD. AND SUBSIDIARIES

Item 2.                 MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

            RESULT OF OPERATIONS

            THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

            NET REVENUES. The Company's revenues decreased approximately 66% in the third quarter 1998 over the same period in 1997. Revenues from operations in the third quarter 1998 were $ 789,013, as compared with $ 2,306,017 for the same period in 1997. The decrease in revenues was the result of the development of the new product version. The Company stopped promotion of the old version and did not allocate large resources to sales and marketing. The Company currently intends to conduct conservative sales and marketing campaign for its new product and expects revenues to increase modestly.

            COST OF REVENUES. Cost of revenues as a percentage of net revenues increased in the third quarter 1998 to 14 percent from 6 percent in the third quarter 1997. The increase resulted from a decrease in revenues (cost of revenues is not directly related to revenues) and expenses related to the development of the new product version.

            OPERATING EXPENSES. Operating expenses increased by 28 percent or $ 171,475 in the third quarter 1998 over the same period in 1997. The increase was largely due to global expansion efforts, expenses related to product development and increased support staffing.

            PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts in the third quarter 1998 were $ 1,046,295 as compared with $ 0 for the same period in 1997. The increase resulted from a major customer forced to cease operations due to non-industry and software related matters, and management taking an conservative approach in recording its provision for doubtful accounts. The Company currently expects that the provision for doubtful accounts will not increase at the same rate going forward.

            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

            NET REVENUES The Company's net revenues for the nine months ended September 30, 1998 were $ 3,497,281 which represented a 14 percent decrease from the same period of the prior year. The decrease in revenues was the result of the development of the new product version. The Company stopped promotion of the old version and did not allocate large resources to sales and marketing. The Company currently intends to conduct aggressive sales and marketing campaign for its new product and expects revenues to increase modestly.

            COST OF REVENUES. Cost of revenues as a percentage of net revenues for the nine months ended September 30, 1998 was 14 percent as compared to 7 percent for the same period of the prior year. The increase resulted from a decrease in revenues (cost of revenues is not directly related to revenues) and expenses related to the development of the new product version.

           ATLANTIC INTERNATIONAL ENTERTAIMENT, LTD. AND SUBSIDIARIES


Item 2.                 MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

            RESULT OF OPERATIONS CONTINUED

            OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 1998 increased approximately 50 percent to $ 2,216,835 as compared to $ 1,471,504 for the same period of the prior year. The increase was largely due to global expansion efforts, expenses related to product development and increased support staffing.

            PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts for the nine months ended September 30, 1998 were $ 1,213,349 as compared with $ 0 for the same period in 1997. The increase resulted from a major customer forced to cease operations due to non-industry and software related matters, and management taking an conservative approach in recording its provision for doubtful accounts. The Company currently expects that the provision for doubtful accounts will not increase at the same rate going forward.

            LIQUIDITY AND CAPITAL RESOURCES

            Cash, cash equivalents and marketable securities, which consist primarily of high risk, priced securities totaled $6,439,916 at September 30, 1998 compared to $21,385 at December 31, 1997. The increase in cash, cash equivalents and marketable securities was due primarily to cash proceeds from the sale of Common Stock ($4,000,000) pursuant to Registration Statement S-8, issuance of Common Stock of a foreign public traded company in a proposed takeover of the foreign company ($3,770,000) and issuance of Common Stock of a public traded company (purchaser) in lieu of certain assets sold to the purchaser ($2,137,000). The increase was partially offset by cash used for operations and a $2,000,000 debenture note issued by a foreign corporation. Management believes that existing cash, cash equivalents, marketable securities and anticipated cash generated from operations will be sufficient to satisfy the Company's currently anticipated cash requirements.

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES

                                     PART II



Item 1.      Legal Proceedings

             Litigation - The Company is party to litigation arising from the normal course of business. In management's' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows.

             An application has been filed against the Company claiming that the Company made false and misleading statements in connection with a proposed takeover. Counsel believes that the application is without merit and will not materially affect the Company.

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


                                    Atlantic International Entertainment, Ltd.



Date:    November 16, 1998          By:   /s/ Richard A. Iamunno
                                          -----------------------------
                                          (Signature)
                                          Richard A. Iamunno, President
                                          And Chief Executive Officer



Date:    November 16, 1998          By:   /s/ David P. Halaburda
                                          -----------------------------
                                          (Signature)
                                          David P. Halaburda
                                          Chief Financial Officer