Form 10KSB
period 1998-12-31
ATLANTIC INTERNATIONAL ENTERTAINMENT LTD
filed 1999-05-10
CIK 1003739

U.S SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

/X/         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

/ /         TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from January 1, 1998 to December 31, 1998

                         Commission file number 0-27256

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
     -----------------------------------------------------------------------
              DELAWARE                                 13-3858917
     -----------------------------------------------------------------------
     State or Other Jurisdiction of       (I.R.S. Employer Identification No.
     Incorporation or Organization)

        200 East Palmetto Park Road, Suite 200, Boca Raton, Florida 33432
     -----------------------------------------------------------------------
        (Address of Principal Executive Offices)            (Zip Code)

                                 (561) 393-6685
     -----------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:
                                      None.


         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
     -----------------------------------------------------------------------
                                (Title of Class)

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

            State issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended December 31, 1998 were $ 2,426,230.

            The aggregate market value at March 31, 1999 of shares of the registrant's Common Stock, $.001 par value per share (based upon the closing price of $1.1875 per share of such stock on the Nasdaq OTC Bulletin Board on
such  date),   held  by  non-affiliates  of  the  Registrant  was  approximately
$8,839,328. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 1999 there were outstanding 12,273,587 shares of the Registrant's Common Stock, $.001 par value.

            Transitional Small Business Disclosure Format (check one):

                        Yes    /X/     No    / /

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

GENERAL

            We are making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report, on Form 10-KSB, includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein, or in other statements made by the Company are made based on Management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in, or implied by, forward-looking statements made by, or on behalf of the, Company; (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) trends within the Internet Gaming; (e) the existence or absence of adverse publicity; (f) changes in relationships with the Company's major customers or in the financial condition of those customers; and (g) the adequacy of the Company's financial resources and the availability and terms of any additional capital. Such forward-looking statements are based on assumptions that the Company will continue to design, market and provide successful new services, that competitive conditions will not change materially, that demand for the Company's services will continue to grow, that the Company will retain and add qualified personnel, that the Company's forecasts will accurately anticipate revenue growth and the costs of producing that growth, and that there will be no material adverse change in the Company's business. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-KSB, actual results could differ materially from the forward-looking information contained in this Annual Report on Form 10-KSB.

OVERVIEW

            We develop and market interactive gaming products and services in the entertainment and information technology fields. We were incorporated in the state of Colorado in October 1939 under the name "Pacific Gold, Inc." to explore and develop gold and silver ore prospects and to operate mining and milling facilities. Pacific Gold, Inc. conducted limited mining activities until operations ceased. After we changed our name to The CEEE Group, we then sought new business opportunities as a development stage entity.

            In 1973 we changed our name to Cine-Chrome Laboratories, Inc. and operated a film-processing lab in California. From 1984 until June 1994, we did not conduct any operations, transactions or business activities. In June 1994, we began acting as a corporate advisory operation which included acting as a "finder" with respect to U.S.

public companies and providing advisory services concerning corporate structure and raising capital. Beginning in 1996, we have concentrated our business operations primarily on the manufacturing, marketing and development of interactive gaming products and services. These products and services are focused on two major industries; interactive gaming & wagering products, and information technology services.

            Prior to July 16, 1996, we had no operations other than searching for a business combination. In July 1996, we consummated a share exchange pursuant to an Exchange of Stock Agreement and Plan of Reorganization with Atlantic International Capital Ltd., a Delaware corporation and the former stockholders of Atlantic Capital. As a result, the business of Atlantic Capital became our business.

            On November 22, 1996, we merged with, and into, a wholly owned Delaware subsidiary, Atlantic International Entertainment, Ltd. We, among other things:

      o     changed our state of incorporation to Delaware
      o increased our authorized capital stock to 110,000,000 (100,000,000 shares of common stock, $.001 per share (the "common stock") and 10,000,000 shares of preferred stock, $.001 par value per share (the "Preferred stock"));
      o     Performed a 1 for 3-share exchange.

            We acquired the major assets of RAM Associates, Inc. in 1996. The RAM assets we acquired included

      o     COMMUNITY CASINO
      o     REALSPORTS(TM)

These products formed a part of the foundation of our current gaming software products. Other products acquired from RAM included

      o     HOTEL HOTLINKS(TM)
      o     CLUB INTERACTIVE.

            In March 1997, we acquired the Internet service provider and developer, The EmiNet Domain, Inc. Through the EmiNet Domain, Inc. we based our interactive non-gaming and wagering products and services. The EmiNet Domain, Inc. offers dial-up Internet business and web hosting development services to commercial markets. (See page 10 for sale of the Eminet Domain, Inc.)

            The Company's executive offices are located at 200 East Palmetto Park Road, Suite 200, Boca Raton, Florida 33432. The telephone number of the Company is (561) 393-6685. The Company maintains a home page on the Internet at http://www.aieltd.com.

PRODUCTS AND SERVICES

INTERACTIVE GAMING, WAGERING, CHARITABLE AND FUND RAISING PRODUCTS

INTERACTIVE CASINO EXTENSION(TM)

            The Company's flagship product is ICE (Interactive Casino Extension). In September of 1998, AIE introduced Version 2.0 which is based on industry standard Microsoft(R) and Macromedia(R) tools. This version included a more robust database and accounting back office, the support for junketeers, and four games which utilized the Microsoft crypto-API random number generator. In December of 1998, Version 2.1 was shipped which included three new games: Sic-Bo (a popular Asian game), Baccarat, and Video Keno. Additionally, the ability to download the Casino graphics to the player's computer was introduced. In March of 1999, Version 2.2 will be available and will include: Scratch-Off lottery cards, increased voice, a new roulette wheel design, and the ability to download a game at a time beside the earlier ability to download the entire Casino graphics.

            The pricing for ICE(TM) allows the operator to receive new games for this product with no additional fee. The fee includes graphic customization of the Lobby, Game Lobbies, card backs and coins. There is a monthly maintenance fee, that entitles the operator to worldwide customer service twenty four (24) hours per day, seven days per week. This includes maintenance updates and a 30 day warranty period. Potential purchasers have a buy-out, option. New games are made available for a fee depending on the cost of developing the game and the potential increased revenues to the operator. The maintenance fee is still required for maintenance updates as long as the release is supported. A third option was requested several times which consisted of the back office purchase and games purchased individually. This option also requires a monthly maintenance fee for support and maintenance updates for the games they purchased. Hardware costs are excluded from the AIE fees.


WEBSPORTS(TM)

            The Company licenses webSports to licensed bookmakers. In March 1998, AIE released Version 1.5 and Version 1.6 in the Fall. The release included support for baseball and the introduction of Tax reporting, to support Australia and South Africa, along with support for Australian Regulators. AIE is currently developing Version 2.0 of webSports, which will be integrated into the ICE accounting and database back office, taking advantage of the development completed last year and running in the field since August of 1998. Version 2.0 will be introduced with a focus on International Sports Wagering, supporting such sports as: Cricket, Rugby, Golf, Football and others. The taxation and regulator items will be included. The product is targeted for July 1999, in time to have all customers ready for the American Football season.

WebSports is priced allowing the operator to receive all new Sports and enhancements to the product, including a customized Lobby. A monthly maintenance fee is required which provides for twenty four (24) hours per day seven days a week worldwide support, maintenance updates and a

30-day warranty period. As an alternative, a purchase price is available and new sports will be made available for a fee depending on the potential revenue for the client. The monthly maintenance fee is required for support and maintenance as long as the release is supported. Hardware costs are excluded from the AIE fees.

BINGO BLAST(TM)

            In the late fall of 1998, AIE entered into an agreement with Cybergames Inc. (CYGA:OTC) where jointly they would provide a fund raising game for the First Lady of Costa Rica. The site will be called "Bingo of the Americas" and will provide the U.S Red Cross, and the American Cancer Society, with revenues. This agreement prompted the development of Bingo Blast which will be released and developed to the retail market in the second quarter of 1999. Bingo Blast is a multi-player, pari-mutual progressive prize game. The design is based on the ICE platform, lowering development time and cost. Game play is intended to simulate the actual experience in a Bingo Hall. Each game has a minimum prize that is increased based on the number of cards purchased and has a progressive prize that increases until a player calls Bingo in a certain number of balls called. There are thirty (30) different Bingo patterns, customizable graphics and one of the first AIE products to introduce rules and customer information in Spanish and English.

            Bingo Blast is priced similar to the ICE(TM)product. A monthly maintenance fee is required which provides for twenty four (24) hours per day seven days a week worldwide support, maintenance updates and a 30-day warranty period. Hardware is not included in the price.

LOTTO MAGIC(TM)

            Lotto Magic was designed and started into development in January 1999. The product utilizes the ICE database, accounting back office and the standard Microsoft tools and crypto-API. The product consists of Lotto whereby a player selects six numbers from a field of 49 or can select Auto Pick. The dates and times of drawings are posted on the site. Sales are divided into 4 configurable pools: those who match all 6 numbers, those who match 5 numbers, those who match 4 numbers. The numbers can be entered after a live drawing, or can be randomly generated. The product also includes three Instant Scratch
Games: Wheel of fortune (a key number game); High Card (a high score game); and Match 3 (a three of six money match game). These instant Lottery scratch game tickets are created from a configurable size pool. Lotto Magic will be available in April and is already incurring a lot of interest. This product is the first that AIE will introduce that provides help and rules in Spanish and English.

            Lotto Magic is priced consistent with AIE's other products. Support is required and is priced at $1500 per month for new games and enhancements, and a 30-day warranty period. Hardware is not included in the price.

            For  all  AIE  products,   AIE  provides  support  for  credit  card
processing through processing vendors such as: Secure Bank, E-Payment Solutions, Cybersource(R)and Barclays. AIE also offers custom programming for a fee.

INDUSTRY OVERVIEW

            The internet is a global network of computers connecting millions of individual computers and more than 70,000 business, commercial, government and academic networks. This interconnectivity allows any one of these computers to transmit information to any other computer. Management believes that there is tremendous growth potential for internet products as consumer and business access becomes easier and more cost efficient. We estimate that there are already over 50 million Internet users, and the number of users is growing at a rate of 10% per month.

            The commodity pricing of powerful computers and the wealth of information available on the internet have all contributed to the creation of a vast market of consumers and business buyers. During the last three years, the number of internet service providers ("ISP's") in the United States alone has grown from roughly zero to over 3,000. Management attributes the influx of ISP's to several factors which include

            o     an increasing demand for connection to the internet
            o the internet offers significant marketing opportunities for a variety of products and services providing internet
            o     connections requires minimum expertise and start-up costs

            The interactive gaming and wagering marketplace has become the next step in the gaming industry. Revenues from the worldwide gaming market exceeds $50,000,000,000. We estimate that gaming revenues derived from just internet gaming revenues will exceed $8,000,000,000 by the year 2000. The integrated interactive gaming and wagering (network gaming terminals, lotteries, internet, telephone) revenues will far exceed that amount.

            The existing customer base from the established gaming and wagering marketplace will be where the vast majority of these new revenues are derived. Building upon the gaming industry's high customer loyalty level, the existing gaming operators will be able to launch a new generation of gaming and wagering products to it's player base.

GROWTH STRATEGY

            Our current plan of operations is to expand its current worldwide account base by offering a complete interactive gaming & wagering product line. We will also seek to expand upon current information technology products and services in the form of international acquisition or mergers into existing operations. Achieving market acceptance for our services and products will require substantial marketing efforts and the expenditure of significant funds to create awareness and demand.

MARKETING

            Our marketing department has grown to seven employees in the last year. The focus is to market to established casino operators, licensed sportsbook and the cruise line industry. We initially sold in the Caribbean basin 1998; at present we have expanded the focus to South America, Australia, Europe and the Asian-African markets.

            A Director of Lotteries was hired in the fourth quarter of 1998 to focus on the lottery, charity and fund raising sectors. Effective March 31, 1999 a Vice President of Marketing and Sales will be added to the management team.

TRADEMARKS AND PATENTS

            We currently provide the market place with four products,  all under names that are trade marked:  Bingo  Blast(TM),  Interactive  Casino  Extensions
(TM), Lotto Magic(TM) and webSports (TM). All software contains copyright notices identifying the year and confidentiality. We are in the process of submitting 10 disclosures for patents covering the game engines, money management and back office architectures and functions.

COMPETITION

            All of the major companies operate as service bureaus installing and running the gaming products on their own servers and charging substantial service bureau fees of upwards to 40%.

            We sell our product to owners and expect them to own and run their business. We take a minimal royalty and provide all new games and enhancements at no additional fee. We also focus our marketing efforts on established gaming entities such as cruise ships, licensed book makers, respected charitable organizations and land based casinos. We sell the ability to expand and retain a current customer base.

            Service is provided twenty four hours per day, seven days per week along with the ability to remotely diagnose and fix all problems and provide upgrades. A standard business practice is on-site installation and a full week of training of all personell at no additional fee.


EMPLOYEES

            As of March 31, 1999, we had thirty one (31) full-time employees in the Boca Raton, Florida office. We may also employ full-time and part-time consultants on an as-needed basis. We consider our relationship with our employees to be satisfactory.

RECENT DEVELOPMENTS

            On April 3, 1998, we entered into a Securities Purchase Agreement with The Shaar Fund, an Israeli venture fund, for the sale of 5,000 shares of the Convertible Preferred stock for $500,000. The Agreement also grants the purchaser the right to purchase up to an additional $2,500,000.00 in Convertible Preferred stock, at the same price as the initial 5,000 shares, of Convertible Preferred stock by April 2, 2000. The Convertible Preferred stock is convertible into our common stock at The Shaar Fund's option. When the Securities Purchase Agreement was signed, we entered into an agreement with The Shaar Fund to register all of the shares of the purchased securities and the common stock that may be issued upon the exercise of the The Shaar Fund's conversion rights. We filed a registration statement with the Securities and Exchange Commission for the registration of the shares of the Convertible Preferred stock and the shares of common stock issuable upon exercise of The Shaar Fund's conversion rights. The registration statement became effective and we will maintain the effectiveness of registration statement for the term of the above Agreement.

            On April 30, 1998, Hosken Consolidated Investments, Ltd., a South African corporation, purchased 1,250,000 shares of our common stock at $3.20 per share. We issued the shares to Hosken Consolidated Industries to fund operations in South Africa and to obtain additional working capital.

            On June 2, 1998 The Shaar Fund advanced $500,000 of the additional $2,500,000 and received an additional 5,000 shares of Convertible Preferred stock pursuant to the above agreement. The parties also amended the above agreement to eliminate the floor amount of $1.50 for the conversion price.

            On August 24, 1998, our wholly-owned subsidiary, AIE, Australia, Ltd. submitted an offer for the acquisition of the stock of an Australian listed company, Coms21. We offered Coms21 shareholders the equivalent of $.70 AUD per share in the form of our U.S. shares. We eventually accepted approximately 12,000,000 shares of Coms21, or approximately 10% of Coms21, in exchange for approximately 1,200,000 shares of our common stock and thereafter withdrew our offer for the rest of the Coms21 stock.

            On February 18, 1999 - the Company announced its intention to make an application to the Australian Stock Exchange ("ASX"). AIE wishes to provide a market in Australia for AIE Shares, particularly for the convenience of its approximately 500 Australian resident shareholders. AIE has had preliminary discussions with representatives from ASX and believes it satisfies the ASX requirements regarding net tangible assets and spread of shareholders. Prior to listing on ASX, AIE will need to ensure, among other things, that:

o Its constituent documents are consistent with the listing rules of ASX and, as far as possible, with the Law;

o Its financial information is in accordance with standards acceptable to ASX;
o     Its clearing and settlement procedures are appropriate.

            To help facilitate a timely listing, AIE has engaged the Brisbane based law firm, McCullough Robertson and the Brisbane offices of Macquarie Nevitts Stock Brokers.

            On March 11, 1999 the Company entered into an agreement to sell its wholly owned subsidiary, The Eminet Domain, Inc. to Centerline Associates, Inc. The agreement called for the sale of 81% of its interest in Eminet Domain, Inc. for $2,500,000, payable $100,000 in cash and $2,400,000 promissory note payable two years from closing. The closing date of the transaction was March 31, 1999.


INTERNET INDUSTRY OVERVIEW

            The internet had its origins in 1969 as a project of the Advanced Research Project Agency ("ARPA") of the U.S. Department of Defense. The network established by ARPA was designed to provide efficient connections between different types of computers separated by large geographic areas and to function even if part of the network became inoperative. Historically, academic institutions and governmental agencies for remote access to host computers and electronic mail communications used the infrastructure. Accordingly, the U.S. government historically provided the majority of funding for the infrastructure. However, as the modern internet developed and became commercial, funding shifted to the private sector. The number of worldwide internet users continues to increase significantly. In a recent government study, it was stated that traffic on the internet doubles every 100 days. Business use is growing faster and as many as 62 million Americans now have Internet access.

            Improving Performance - There have been significant bandwidth, communications, and price/performance improvements in communications over the Internet. These developments make the Internet an increasingly attractive medium for conducting business, adding convenience, and attracting more users.

            High Speed Modems - As the installed personal computer ("PC") base has grown, it has become increasingly common for those PCs to have a modem connection. Many new computers now have higher speed, pre-installed modems, as a K56 Flex, allowing connections to be made even more easily.

            Expansion of Local Area Networks and Wide Area Networks - Corporate, government, and educational local area networks, and wide area networks used by businesses, are expanding and these installed networks enable multiple users to be connected to the internet through a single point of contact. Therefore, the actual number of internet users connected through these networks greatly exceeds the number of connection points.

            Extranet - Businesses can set up a proprietary network or Virtual Private network using the Internet. A Virtual Private network is a secure and cost effective means of data communication.

            Expectations for Electronic Commerce over the Internet - With the increased recognition of the Internet's potential, as a medium for marketing and purchasing, a growing number of companies are initiating or expanding their use of the Internet for commercial purposes. The United States Department of Commerce stated that 10 million North Americans made purchases over the Internet by the end of 1997.

ITEM 2.  DESCRIPTION OF PROPERTY.

            We lease approximately 5,150 square feet of office space in Boca Raton, Florida expiring on September 30, 2002 with a monthly rent of approximately $9,100. We believe that our existing facilities are adequate for our current needs and that additional facilities in its service area are available to meet future needs.

ITEM 3. LEGAL  PROCEEDINGS.

            The Company is a party to pending or threatened litigation, both as plaintiff and defendant. However, the Company believes that said litigation will not materially affect the Company's operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            On November 6, 1998, the Company held its Annual Meeting of Shareholders to, among other things, vote on a board of directors. There were 16,228,641 shares voted for the proposal with 690 shares abstaining from the vote.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            Since November, 1996, our common stock has traded on the electronic bulletin board under the trading symbol AIEE. The following table sets forth the average range of bid and ask quotations for our common stock as reported by the electronic bulletin board for each full quarterly period within the two most recent fiscal years and subsequent interim periods.

FISCAL YEAR ENDED DECEMBER 31, 1997

BY QUARTER                                             COMMON STOCK
----------                                             ------------

            QUARTER        DATE                      HIGH         LOW
            -------        ----                      ----         ---
            1st        March 31, 1997               $10.25       $1.50

            2nd        June 30, 1997                $ 8.50       $1.469

            3rd        September 30,1997            $ 5.25       $3.25

            4th        December 30, 1997            $ 5.25       $2.75


FISCAL YEAR ENDING DECEMBER 31, 1998

BY QUARTER                                              COMMON STOCK
----------                                              ------------

            QUARTER        DATE                      HIGH         LOW
            -------        ----                      ----         ---

            1st        March 31, 1998               $4.80        $3.00

            2nd        June 30,1998                 $4.125       $3.625
            3rd        September 30, 1998           $4.375       $2.990

            4th        December 31, 1998            $3.00        $1.313


FISCAL YEAR ENDING DECEMBER 31, 1999

BY QUARTER                                              COMMON STOCK
----------                                              ------------

            QUARTER        DATE                       HIGH          LOW
            -------        ----                       ----          ---

            1st        March 31, 1999                $3.00        $1.1875

            Trading transactions in our securities occur in the over-the-counter electronic bulletin board market. All prices indicated herein are as reported to us by broker-dealer(s) making a market in our securities. The quotes indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

            As of December 31, 1998, there were approximately 827 Holders of Record of our Common Stock, including brokerage firms, clearinghouses, and/or depository firms holding our securities for their respective clients. The exact number of beneficial owners of our securities is not known.

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

OVERVIEW

            During 1998, the Company focused its business efforts in Interactive Gaming & Wagering. Gaming and Wagering continues to grow in terms of customer base and product line. A market for the gaming and wagering products has been established whereby the Company has entered into 18 license agreements. The Company expects to expand its account base with its existing product line for the foreseeable future.

RESULTS OF OPERATIONS

            The following is a summary of the Company's financial and operating data:

                                          YEAR ENDED DECEMBER 31,
STATEMENTS OF CONTINUING
OPERATIONS DATA:                      1998                     1997
------------------------------        ----                     ----

Revenue                            $ 2,426,230             $ 3,991,041
[Loss] Income from Operations       (2,401,793)              1,546,929
Net [Loss] Income                   (1,332,400)              1,067,796
Basic and Diluted Net
[Loss] Income Per Common Share     $     (0.15)            $      0.11

BALANCE SHEET DATA
- CONTINUING OPERATIONS:   DECEMBER 31, 1998         DECEMBER 31, 1997
-------------------        -----------------         -----------------

Working Capital               $ 4,667,465             $  447,813
Total Assets                   10,406,587              5,181,740
Total Liabilities               1,427,969              1,685,345
Stockholders' Equity            8,978,618              3,496,395

STATEMENTS OF DISCONTINUED
OPERATIONS DATA:           DECEMBER 31, 1998         DECEMBER 31, 1997
-------------------        -----------------         -----------------

Revenue                       $   544,057               $  413,896
[Loss] Income from Operations    (371,448)                (165,458)
Net [Loss] Income                (371,448)                (165,458)
Basic and Diluted Net [Loss]
Income per Common Share       $     (0.04)              $     --


BALANCE SHEET DATA -
DISCONTINUED OPERATIONS:   DECEMBER 31, 1998         DECEMBER 31, 1997
-------------------        -----------------         -----------------

Working Capital               $  (65,845)               $  (95,254)
Total Assets                   1,546,350                 1,724,259
Total Liabilities                195,078                   274,035
Stockholders' Equity           1,351,272                 1,450,224



OUTLOOK

RESULTS OF OPERATIONS

            The Company's net loss for 1998 was ($1,332,400)compared to net income of $1,067,793 for 1997. The substantial decrease was due to several factors. Net revenues for the Company for 1998 compared to 1997 decreased by 39% or $1,564,811. The decrease in revenues was the result of the development of the new product version. The Company stopped promotion of the old version and did not allocate large resources to sales and marketing. The Company intends to allocate large resources to sales and marketing for 1999 and expects revenues to substantially increase.

            Cost of sales and operating expenses increased by 69% or $1,343,928 in 1998 compared with 1997. The increase was largely due to global expansion efforts, expenses related to product development, increased support staffing and amortization of capitalized product development. Cost of revenues is not directly related to revenues. Provision for doubtful accounts increased by 261% or $1,037,936 in 1998 compared to 1997. The increase resulted from a major customer forced to cease operations due to non-industry and software related matters and management taking a conservative approach in recording its provision for doubtful accounts. The Company currently expects that the provision for doubtful accounts will not increase at the same rate going forward.

            The Internet access and services segments net loss for 1998 was $371,448 (1997 - $165,458). This discontinued operation will not have a material impact on the results of operations for the future.

LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 1998 the Company had working  capital of  $4,667,465 compared with $447,813 at December 31, 1997. The increase on working capital was primarily due to cash proceeds from the sale of common stock for $2,300,000 pursuant to registration statement S-8, sale of common stock of a foreign public traded company in a proposed takeover of the foreign company for $3,486,139 and issuance of 10,000 shares of convertible preferred stock for approximately $900,000. The increase was offset by negative cash flow from operating activities of approximately $745,000 for 1998, capital expenditures of $1,241,840 for property and equipment necessary for the Internet and private network development and purchase of treasury stock for $278,697.

            Management   believes  that  existing  cash,  cash  equivalents  and
marketable securities will be sufficient to satisfy the Company's currently anticipated cash requirements.

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

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

            The directors and executive officers of the Company and their positions with the Company are set forth below.

                NAME             AGE              POSITION
                ----             ---              --------

          Norman J. Hoskin       64     Chairman of the Board, Secretary
                                        and Treasurer

          Richard A. Iamunno     41     President, Chief Executive
                                        Officer and Director

          Martin V. McCarthy     43     Director

          Marcel Golding         39     Director

          Jeffrey L. Hurwitz     43     Director

          Dr. Leonard Haimes     71     Director

          Peter H. Lawson        51     Director

            NORMAN J. HOSKIN has served as the Chairman of the Board, Secretary and Treasurer since July 16, 1996 and served as Chairman of the Board, Secretary and Treasurer of Atlantic since its inception in 1994. Mr. Hoskin served as Senior Vice President of Rentar Industries Group from 1972 to 1982, one of the largest transportation, warehousing and banking conglomerates in the United
States. Mr. Hoskin was former Chairman of the Board of Tapistron International and Director and Officer of Trinitech System, Consolidated Technologies, Spintek Gaming and American Artists Corporation. Mr. Hoskin is also a Director and Secretary of Aqua Care Systems.

            RICHARD A.  IAMUNNO  has served as a Director,  the Chief  Executive
Officer and President since July 16, 1996 and served as a Director, the Chief Executive Officer and President of Atlantic since its inception in 1994. Currently, Mr. Iamunno is a Director of Atlantic International Capital Holdings, Ltd., a Bermuda based Investment Company. Prior to starting the Company, Mr. Iamunno was President of Ameristar International, an investment banking firm which provided European-based companies with merger assistance into the U.S. public marketplace. Mr. Iamunno's business experience includes positions as Senior Director of Marketing and Vice President of Western Union Corporation. Mr. Iamunno has in the past served as a Director of Tapistron International, as a Director and officer of Trinitech Systems, Inc.. Mr. Iamunno earned his Business degree from Drake University in Des Moines, Iowa.

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

            JEFFREY L. HURWITZ was appointed a Director of the Company in March of 1998. Mr. Hurwitz had been the Managing Director of South African based Clinic Holdings since 1987. While at Clinic Holdings, the Company grew to 26 Hospitals with annual turnover of over $370,000,000. In November 1997 Mr. Hurwitz left Clinic Holdings under the terms of Agreement of Sale of the Company. Prior to Clinic Holdings, Mr. Hurwitz was employed as a Chartered Accountant with Deloitte & Touche. Mr. Hurwitz graduated from the University of Witwatersrand in South Africa with degrees in Commerce and Accounting.

            DR. LEONARD HAIMES was appointed Director of the Company in October of 1997. Since 1985, Dr. Haimes has been the Medical Director at the Haimes Centre Clinic in Boca Raton, Florida. As an expert in alternative care & medicine, Dr. Haimes is an often featured media speaker in the United States and Internationally. Dr. Haimes was formally the Chief of Staff of the Nevada Clinic of Preventative Medicine. Dr. Haimes has a medical degree from Hahnemann Medical College in Philadelphia, PA.

            MARCEL GOLDING was appointed Director of the Company in August of 1998. Mr. Golding is Chairman of Hosken Consolidated Investments (HCI) and Softline Holdings, as well as being a director of JCI and Global Capital which are all listed companies on the Johannesburg Stock Exchange. In addition, he was the founding chairman of the Mineworkers Investment Company (linked to the National Union of Mineworkers), one of the two pioneering trade union investment companies in South Africa (the other being the SACTWU investment Group linked to the clothing and textile workers union). Mr. Golding holds a post graduate degree from the University of Cape Town where he tutored and lectured for a brief period, before joining the National Union of Mineworkers in the mid 80s. He was elected the first Deputy General Secretary of the union in 1987 at the age of 26, and was re-elected on three additional occasions to this post of the Country's largest trade union organization. While a unionist he served on various Cosatu executive and committee structures, and was also a member of both the Miners International Federation and the Southern African Miners Federation executive committees.

            Lending up to the 1994 General elections in South Africa, he was part of ANC's election strategy team, which coordinated the elections campaign. In addition, he was one of 20 national candidates elected by the trade union federation, Cosatu, to be a Member of Parliament.

            From 1994 to 1997 he served as a Member of Parliament, where he chaired the Minerals and Energy Committee and the Audited Commission, the overseeing committee of the office of the Auditor-General.

            He resigned from parliament to head the only trade union controlled listed company on the Johannesburg Stock Exchange in 1997, the culmination of two years of work in the investment field for the trade union linked investment companies of the miners and the clothing and textile unions.

            PETER H. LAWSON is currently a Director of an Australian Stockbroking House. Prior to this appointment he worked in the Banking and Finance Industry for over 15 years. The last 10 years was spent with Barclays Bank in Australia where he held various senior management positions. First as Branch Manager in Townsville with a staff of 15 and then a state manager in South Australia with a staff of 25. In 1994 he was elected to be Executive in Resident in the commerce faculty at the University of Queensland in Australia, where he lectured and held seminars for pre and post graduate students. His expertise is in the area of Corporate Advice, mergers, acquisitions, initial public offerings and equity raisings, especially in the small company sector. He has worked with, and advised, many small companies from start up situations to more the mature over the past 13 years. He has extensive experience in the Australian Equity Markets, with connections within the brokerage community as well as the institutional market. During that time he was also a director of two publicly listed Australian companies. He is currently a director of the Australian subsidiary of Atlantic and has advised the company for the past two years. Mr. Lawson holds a degree in commerce from Queensland University in Australia and is a Certified Practicing Accountant and holds postgraduate qualified in finance from the Securities Institute in Australia.

MEETINGS AND COMMITTEES

            The Board held four (4) meetings during the year ended December 31, 1998. In addition, from time to time during such year, the members of the Board acted by unanimous written consent. The Company has elected a standing compensation and audit committees. The entire Board of Directors performs the typical functions of such committees.


ITEM 10. EXECUTIVE COMPENSATION

            The following table sets forth the total compensation for the Company's chief executive officer during the year ended December 31, 1997, 1996 and 1995. No other executive officer's salary and bonus exceeded $100,000 for services rendered to the Company during such years.

                           SUMMARY COMPENSATION TABLE

        NAME AND
    PRINCIPAL POSITION          YEAR        SALARY($)          BONUS($)
    ------------------          ----        ---------          --------

  Richard A. Iamunno            1998        $144,000               --
  President and Chief           1997        $125,000               --
  Executive Officer             1996        $ 63,000(2)            --
  Norman J. Hoskin              1998        $144,000               --
  Chairman of the Board/
    Seretary                    1997        $125,000               --
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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth, as of March 31, 1999, information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group. As of March 31, 1999, there were outstanding 12,273,587 shares of the Common Stock of the Company.

Name and Address of Beneficial Owner(2)           Amount of
                                                  Beneficial        Percent of
                                                  Ownership           Class

Norman J. Hoskin                                  1,111,935           8.68%

Richard A. Iamunno                                1,133,270           8.85%

Martin V. McCarthy                                  125,000           0.98%

Marcel Golding                                    1,250,000           9.76%

Jeffrey L. Hurwitz                                      N/A             N/A

Dr. Leonard Haimes                                    8,333           0.06%

The AWIXA Trust                                     514,536           4.01%
C/o Mello, Hollis, Jones & Martin
31 Church Street
Hamilton, Bermuda

The Kunni Lemmel Trust                              686,868           5.36%
C/o Mello, Hollis, Jones & Martin
31 Church Street
Hamilton, Bermuda

All Officers and Directors as a Group             4,829,942          37.70%
(8 persons)

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

(2) Unless otherwise indicated, all addresses are at the Company's office at 200 East Palmetto Park Rd., Suite 200, Boca Raton, Florida 33432.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The Company has a receivable due from an affiliated company, whose shareholders are also shareholders of the Company. The balance of the receivable at December 31, 1998 is $55,240. During the year ended December 31, 1998, there were no additional advances or repayments. The original advance accrued interest at a rate of 6% per annum and is due on demand.

            The company has notes payable to two officers in the aggregate amount of $150,000 at December 31, 1998. The notes are demand notes and incur interest at 8% per annum. Interest expense related to the shareholders notes totaled $8,855 and $7,525 for the years ended December 31, 1998 and 1997, respectively.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 10KSB.

          (a)    Exhibits:

           3.1    -    Certificate of Incorporation of the Company, incorporated
                       by reference to Exhibit 3.1 to the Company's  Form 10-KSB
                       for the fiscal year ended December 31, 1996.
           3.2    -    Bylaws  of the  Company,  incorporated  by  reference  to
                       Exhibit 3.2 to the  Company's  Form 10-KSB for the fiscal
                       year ended December 31, 1996.
           4.1    -    Specimen  Common  Stock   Certificate,   incorporated  by
                       reference to Exhibit 4.1 to the Company's Form 10-KSB for
                       the fiscal year ended December 31, 1996.
          10.1    -    Incentive  Stock  Option Plan for  Employees,  Directors,
                       Consultants  and Advisers,  incorporated  by reference to
                       Exhibit 10.1 to the Company's  Form 10-KSB for the fiscal
                       year ended December 31, 1996.
          10.2    -    Agreement  for  Purchase  and Sale of  Stock  dated as of
                       January  31,  1997 by and  between the Company and Eminet
                       Domain, Inc.,  incorporated by reference to the Company's
                       Form 8K dated March 7, 1997.
          10.3    -    Securities  Purchase Agreement dated April 3, 1998 by and
                       between the Company  and The Shaar Fund,  which  includes
                       (i)  the   Certificate  of  Designations  of  Convertible
                       Preferred  Stock  as  Annex  I,  and  (ii)  the  form  of
                       Registration  Rights  Agreement  as Annex IV. The Company
                       agrees to  furnish  the  disclosure  schedules  and other
                       Annexes, which have been omitted from this filing, to the
                       Commission upon request.
          10.4    -    Employment  Agreement dated as of May 1, 1997 between the
                       Company and Richard Iamunno.
          10.5    -    Employment  Agreement dated as of May 1, 1997 between the
                       Company and Norman Hoskin.
          10.6    -    Stock  Purchase  Agreement  dated  March 10,  1999 by and
                       between Atlantic  International  Entertainment,  Ltd. and
                       Centerline Associates, Inc.
          10.7*   -    Stock  Option  and  Incentive  Plan  adopted  by Board of
                       Directors on March 25, 1999.

          11.1*   -    Statement of Computation of Per Share Earnings
          21.1*   -    Subsidiaries of the Company
          23.1    -    Consent  to  the   incorporation   by  reference  in  the
                       Company's  Registration  Statement  on  Form  S-8  of the
                       report of Moore Stephens, P.C. included herein.
          23.2*   -    Consent to the  incorporation  by reference of the report
                       of Moore Stephens, P.C. included herein.
          27      -    Financial Data Schedule.

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

                       On April 14, 1997, the Company filed with the Commission a Form 8-K dated March 7, 1997 disclosing the acquisition of The EmiNet Domain, Inc.

                       On May 29, 1998 the Company filed with the Commission a Form 8-K date May 27, 1998 disclosing the offer to purchase Coms21 shares.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ATLANTIC INTERNATIONAL
                                            ENTERTAINMENT, LTD.

Dated:  May 6, 1999                         /S/ Norman Hoskin
                                            -----------------------------------
                                            Chairman of the Board


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    SIGNATURE                           TITLE                           DATE
    ---------                           -----                           ----
/s/ Norman Hoskin              Chairman of the Board, Secretary,     May 6, 1999
--------------------           and Treasurer
  Norman J. Hoskin

/s/ Richard Iamunno            President, Chief Executive Officer    May 6, 1999
--------------------           and Director
  Richard A. Iamunno

/s/ Trevor A. Klein            Chief Financial Officer               May 6, 1999
--------------------
    Trevor A. Klein

/s/                            Director                              May 6, 1999
----------------------
    Martin V. McCarthy


/s/ Marcel Golding             Director                              May 6, 1999
----------------------
    Marcel Golding


/s/ Jeffrey Hurwitz            Director                              May 6, 1999
----------------------
    Jeffrey Hurwitz


/s/ Dr. Leonard Haimes         Director                              May 6, 1999
----------------------
    Dr. Leonard Haimes


/s/                            Director                              May 6, 1999
----------------------
    Peter H. Lawson

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
================================================================================

INDEX TO FINANCIAL STATEMENTS
================================================================================


                                                                         PAGE

Independent Auditor's Report.........................................F-2....

Consolidated Balance Sheet as of December 31, 1998...................F-3....F-4

Consolidated Statements of Operations and Comprehensive
Income for the years ended December 31, 1998 and 1997................F-5....F-6

Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 1998 and 1997...............................F-7....

Consolidated Statements of Cash Flows for the years ended
December 31, 1998 and 1997...........................................F-8....F-9

Notes to Consolidated Financial Statements ..........................F-10...F-24







                             . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Atlantic International Entertainment, Ltd.



            We have audited the accompanying consolidated balance sheet of Atlantic International Entertainment, Ltd. and its subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic International Entertainment, Ltd. and its subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                  /s/ Moore Stephens, P.C.
MOORE STEPHENS, P.C.
                                  Certified Public Accountants.


Cranford, New Jersey
February 6, 1999

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
================================================================================

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998.
================================================================================


ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                    $       67,535
   Investments                                                       2,516,004
   Due from Broker                                                   2,497,298
   Accounts Receivable [Net of Allowance for
     Doubtful Accounts $19,600]                                         22,400
   Notes Receivable                                                    746,302
   Refundable Income Taxes                                              77,215
   Prepaid Expenses                                                     11,257
   Due from Related Parties                                             55,240
   Other Current Assets                                                 25,300
                                                                --------------

   TOTAL CURRENT ASSETS                                              6,018,551
                                                                --------------

PROPERTY AND EQUIPMENT - NET                                           396,387
                                                                --------------

EQUIPMENT UNDER CAPITALIZED LEASE - NET                                 89,456
                                                                --------------

SOFTWARE [NET OF ACCUMULATED AMORTIZATION OF $696,679]               1,932,855
                                                                --------------

NET ASSETS OF DISCONTINUED OPERATIONS                                1,351,272
                                                                --------------

OTHER ASSETS:
   Other Assets                                                        111,687
   Notes Receivable                                                    506,379
                                                                --------------

   TOTAL OTHER ASSETS                                                  618,066
                                                                --------------

   TOTAL ASSETS                                                 $   10,406,587
                                                                ==============


The Accompanying Notes are an Integral Part of these Consolidated
Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
================================================================================

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998.
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                           $  1,074,981
   Notes Payable - Officers                                             150,000
   Current Portion of Long-Term Debt                                    100,000
   Current Portion of Capital Lease Obligations                          26,105
                                                                   ------------

   TOTAL CURRENT LIABILITIES                                          1,351,086

CAPITAL LEASE OBLIGATIONS                                                76,883
                                                                   ------------

   TOTAL LIABILITIES                                                  1,427,969
                                                                   ------------

STOCKHOLDERS' EQUITY:
   Convertible Preferred Stock - Par Value $.001 Per Share;
      Authorized 10,000,000 Shares, Issued and Outstanding,
      7,260 shares [Liquidation Preference $726,000]                          7

   Common Stock - Par Value $.001 Per Share;
      Authorized 100,000,000 Shares, Issued - 12,410,939 Shares          12,410

   Additional Paid-in Capital                                        12,329,161

   Treasury Stock, 145,500 Common Shares - At Cost                     (278,697)
   Accumulated Other Comprehensive [Loss]                               (95,858)
   Accumulated [Deficit]                                             (1,143,405)

   Deferred Acquisition Costs                                          (400,000)
                                                                   ------------

   Total                                                             10,423,618
   Less:  Subscriptions Receivable                                   (1,445,000)
                                                                   ------------

   TOTAL STOCKHOLDERS' EQUITY                                         8,978,618
                                                                   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 10,406,587
                                                                   ============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
================================================================================

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
================================================================================

                                                                                YEARS ENDED
                                                                                DECEMBER 31,
                                                                         1 9 9 8         1 9 9 7
                                                                         -------         -------
REVENUE                                                                $ 2,426,230   $ 3,991,041

COST OF SALES                                                              792,789       519,844
                                                                       -----------   -----------

GROSS PROFIT                                                             1,633,441     3,471,197
                                                                       -----------   -----------
OPERATING EXPENSES:
   General and Administrative                                            2,510,484     1,439,501
   Provision for Doubtful Accounts and Notes                             1,435,040       397,104
   Depreciation and Amortization                                            89,710        87,663
                                                                       -----------   -----------

   TOTAL OPERATING EXPENSES                                              4,035,234     1,924,268
                                                                       -----------   -----------

   [LOSS] INCOME FROM OPERATIONS                                        (2,401,793)    1,546,929
                                                                       -----------   -----------

OTHER [EXPENSES] INCOME:
   Interest Income                                                          81,390        17,331
   Interest Expense                                                         (2,211)      (10,477)
   Interest Expense - Related Party                                         (8,855)       (7,525)
   Other Income [Expense]                                                  538,387       (15,897)
                                                                       -----------   -----------

   OTHER [EXPENSES] INCOME - NET                                           608,711       (16,568)
                                                                       -----------   -----------

[LOSS] INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAX [BENEFIT] EXPENSE                                         (1,793,082)    1,530,361

INCOME TAX [BENEFIT] EXPENSE                                              (460,682)      462,568
                                                                       -----------   -----------

   [LOSS] INCOME FROM CONTINUING OPERATIONS                             (1,332,400)    1,067,793

DISCONTINUED OPERATIONS:
   [Loss] from Operations of Discontinued Foreign
      Subsidiary [Net of Income Tax [Benefit] of $(23,641)]                   --         (45,890)
   Gain on the Disposal of Discontinued Foreign
      Subsidiary [Net of Income Taxes of $74,688]                             --         144,982
   [Loss] from Operations of Discontinued Business
      Segment [Net of Income Tax [Benefit] of $-0- and $(51,243),
      for the years ended December 31, 1998 and 1997, Respectively]       (321,448)     (119,568)
   [Loss] on Disposal of Business Segment, including
      Provision of $50,000 for Operating Loss During
      Phase Out Period [Net of Income Tax [Benefit] of $-0-]               (50,000)         --
                                                                       -----------   -----------

   NET [LOSS] INCOME                                                    (1,703,848)    1,047,317
                                                                       -----------   -----------
OTHER COMPREHENSIVE LOSS:
   Unrealized Holding Loss arising during period                          (104,611)      (42,763)
   Less:  Reclassification Adjustment for Loss Included in Net Income       51,516          --
                                                                       -----------   -----------

                                                                           (53,095)      (42,763)
                                                                       -----------   -----------

   TOTAL OTHER COMPREHENSIVE [LOSS] INCOME                             $(1,756,943)  $ 1,004,554
                                                                       ===========   ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
================================================================================

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
================================================================================

                                                                                  YEARS ENDED
                                                                                 DECEMBER 31,
                                                                           1 9 9 8          1 9 9 7
                                                                           -------          -------

Net [Loss] Income                                                     $ (1,703,848)      $  1,047,317
Deduct:  Imputed Non-cash Preferred Stock Dividend                         269,443               --
               Preferred Stock Dividend in Arrears                          33,333               --
                                                                      ------------       ------------

   NET [LOSS] INCOME AVAILABLE TO COMMON STOCKHOLDERS                 $ (2,006,624)      $  1,047,317
                                                                      ============       ============

[LOSS] INCOME PER COMMON SHARE:
   Continuing Operations                                              $       (.15)      $       0.11
   Discontinued Operations                                                    (.04)              --
   Disposal of Discontinued Subsidiary                                        --                 --
                                                                      ------------       ------------

   BASIC AND DILUTED NET [LOSS] INCOME PER SHARE OF COMMON STOCK      $       (.19)      $       0.11
                                                                      ============       ============

   WEIGHED AVERAGE SHARES OF COMMON STOCK OUTSTANDING                   10,771,563          9,452,992
                                                                      ============       ============



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
================================================================================

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
================================================================================

                                                                                                                     ACCUMULATED
                                                                                   ADDITIONAL                           OTHER
                                    PREFERRED STOCK           COMMON STOCK          PAID-IN       TREASURY STOCKCOMPREHENSIVE
                                  SHARES        AMOUNT    SHARES        AMOUNT      CAPITAL     SHARES        AMOUNT     [LOSS]
                                  ------        ------    ------        ------      -------     ------        ------      ----

BALANCE - DECEMBER 31, 1996           --   $     --      9,190,184   $   9,190   $  1,887,376        --   $      --           --

Sale of Common Stock                  --         --         75,000          75        350,175        --          --           --
Sale of Common Stock                  --         --         25,000          25             --        --          --           --
Asset Acquisition                     --         --        200,000         200      1,598,880        --          --           --
Conversion of Debt to Equity          --         --             --          --        313,475        --          --           --
Issuance of Shares in Escrow          --         --        100,000         100             --        --          --           --
Unrealized Holding Loss on
   Marketable Securities              --         --             --          --             --        --          --      (42,763)
Income from Continuing
   Operations                         --         --            ---          --             --        --          --           --
Loss from Discontinued
   Operations                         --         --             --          --             --        --          --           --
                                 -------   --------   ------------   ---------   ------------  --------   ---------    ---------

BALANCE - DECEMBER 31, 1997           --         --      9,590,184       9,590      4,149,906        --          --      (42,763)

Sale of Escrow Common Stock           --         --             --          --        299,900        --          --           --
Unrealized Holding [Loss]
   on Marketable Securities           --         --             --          --             --        --          --      (53,095)
Sale of Common Stock                  --         --      1,250,000       1,250      3,998,750        --          --           --
Issuance of Common Stock              --         --      9,700,000       9,700             --        --          --           --
Cancellation of Common Stock          --         --     (9,700,000)     (9,700)            --        --          --           --
Sale of Common Stock                  --         --      1,217,647       1,217      2,285,921        --          --           --
Purchase of Treasury Stock            --         --             --          --             --  (145,500)   (278,697)          --
Sale of Preferred Stock           10,000         10             --          --        906,840        --          --           --
Cancellation of Common Stock          --         --        (25,000)        (25)            25        --          --           --
Issuance of Common Stock              --         --         31,106          31         18,720        --          --           --
Conversion of Preferred Stock     (2,740)        (3)       147,002         147           (144)       --          --           --
Contingent Acquisition                --         --        200,000         200        399,800        --          --           --
Imputed non-cash Series A
   Convertible Preferred Stock
    Dividend                          --         --             --          --        269,443        --          --           --
[Loss] From Continuing
   Operations                         --         --             --          --             --        --          --           --
[Loss] From Discontinued
   Operations                         --         --             --          --             --        --          --           --
                                 -------   --------   ------------   ---------   ------------  --------   ---------    ---------

BALANCE - DECEMBER 31, 1998        7,260   $      7     12,410,939   $  12,410   $ 12,329,161  (145,500)  $(278,697)     (95,858)
                                 =======   ========   ============   =========   ============  ========   =========    =========



                                                   DEFERRED                              TOTAL
                                    ACCUMULATED   ACQUISITION     SUBSCRIPTION      SHAREHOLDERS'
                                    [DEFICIT]        COSTS        RECEIVABLE            EQUITY
                                    ---------        -----        ----------            ------

BALANCE - DECEMBER 31, 1996      $   (217,431)   $        --   $          --    $     1,679,135

Sale of Common Stock                       --             --              --            350,250
Sale of Common Stock                       --             --              --                 25
Asset Acquisition                          --             --              --          1,599,080
Conversion of Debt to Equity               --             --              --            313,475
Issuance of Shares in Escrow               --             --              --                100
Unrealized Holding Loss on
   Marketable Securities                   --             --              --            (42,763)
Income from Continuing
   Operations                       1,067,793             --              --            948,225
Loss from Discontinued
   Operations                         (20,476)            --              --             99,092
                                 ------------    -----------   -------------    ---------------

BALANCE - DECEMBER 31, 1997           829,886             --              --          4,946,619

Sale of Escrow Common Stock                --             --              --            299,900
Unrealized Holding [Loss]
   on Marketable Securities                --             --              --            (53,095)
Sale of Common Stock                       --             --      (1,445,000)         2,555,000
Issuance of Common Stock                   --             --              --              9,700
Cancellation of Common Stock               --             --              --             (9,700)
Sale of Common Stock                       --             --              --          2,287,138
Purchase of Treasury Stock                 --             --              --           (278,697)
Sale of Preferred Stock                    --             --              --            906,850
Cancellation of Common Stock               --             --              --                 --
Issuance of Common Stock                   --             --              --             18,751
Conversion of Preferred Stock              --             --              --                 --
Contingent Acquisition                     --       (400,000)             --                 --
Imputed non-cash Series A
   Convertible Preferred Stock
    Dividend                         (269,443)            --              --                 --
[Loss] From Continuing
   Operations                      (1,332,400)            --              --         (1,332,400)
[Loss] From Discontinued
   Operations                        (371,448)            --              --           (371,448)
                                 ------------    -----------   -------------    ---------------

BALANCE - DECEMBER 31, 1998      $ (1,143,405)   $  (400,000)  $  (1,445,000)   $     8,978,618
                                 ============    ===========   =============    ===============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.
                                      F-7

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                                            YEARS ENDED
                                                                                           DECEMBER 31,
                                                                                  1 9 9 8                1 9 9 7
                                                                                  -------                -------

OPERATING ACTIVITIES:
   [Loss] Income from Continuing Operations                                    $(1,332,400)           $ 1,104,668
   Adjustments to Reconcile Net [Loss] Income to
      Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                                                473,209                323,959
      Deferred Tax Asset                                                           176,812               (176,812)
      Provision for Doubtful Accounts                                            1,435,040                397,104
      Loss on Sale of Assets                                                           950                   --
      Realized Loss on Carrying Value of Investments                                51,516                   --

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                                       (93,938)               (24,278)
         Prepaid Expenses                                                             (494)                 2,184
         Notes Receivable                                                         (747,062)            (3,677,476)
         Other Assets                                                             (103,199)               (17,271)

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                                     391,033                627,278
         Income Taxes Payable                                                     (634,336)               634,336
         Other Current Liabilities                                                 (24,917)                25,316
         Due to Customer                                                           (20,721)                (7,558)
                                                                               -----------            -----------

      NET CASH - CONTINUING OPERATIONS                                            (428,507)              (788,550)
                                                                               -----------            -----------

DISCONTINUED OPERATIONS:
   [Loss] from Discontinued Operations                                            (371,448)              (124,040)
   Adjustments to Reconcile Net [Loss] to Net Cash Operations:
      Depreciation and Amortization                                                144,748                 99,945
      Provision for Doubtful Accounts                                               27,424                 15,594
      Loss on Sale of Assets                                                            50                   --
      Gain on Disposal of Foreign Subsidiary                                          --                 (144,982)
      Changes in Net Assets and Liabilities                                       (117,751)                41,470
                                                                               -----------            -----------

   NET CASH - DISCONTINUED OPERATIONS                                             (316,977)              (112,013)
                                                                               -----------            -----------

   NET CASH - OPERATING ACTIVITIES - FORWARD                                      (745,484)              (900,563)
                                                                               -----------            -----------

INVESTING ACTIVITIES - CONTINUING OPERATIONS:
   Increase in Due from Related Parties                                             (5,385)                (1,582)
   Purchase of Investments                                                      (6,451,459)              (109,418)
   Purchase of Property, Equipment, and Capitalized Software                    (1,241,840)              (368,197)
   Purchase of EmiNet - Net of Cash Acquired                                          --                  (18,268)
   Sale of Investments                                                           1,245,728                 35,671
                                                                               -----------            -----------

   NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS -
      FORWARD                                                                  $(6,452,956)           $  (461,794)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                                                  YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                        1 9 9 8                1 9 9 7
                                                                                        -------                -------

   NET CASH - OPERATING ACTIVITIES - FORWARDED                                         $  (745,484)         $  (900,563)
                                                                                       -----------          -----------

   NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS -
      FORWARDED                                                                         (6,452,956)            (461,794)
                                                                                       -----------          -----------

INVESTING ACTIVITIES - DISCONTINUED OPERATIONS:
   Purchase of Property and Equipment                                                       (6,419)             (57,665)
   Disposition Gain on Sale of Discontinued Operations                                        --                158,082
                                                                                       -----------          -----------

   NET CASH INVESTING ACTIVITIES - DISCONTINUED OPERATIONS                                  (6,419)             100,417
                                                                                       -----------          -----------

FINANCING ACTIVITIES - CONTINUING OPERATIONS:
   Proceeds from Conversion of Debt to Equity                                                 --                313,475
   Proceeds from Issuance of Common Stock                                                6,597,047              350,250
   Proceeds from Issuance of Preferred Stock                                               906,850                 --
   Purchase of Treasury Stock                                                             (278,697)                --
   [Decrease] Increase in Loan Payable to Shareholder                                      (16,636)             144,981
   Proceeds from Long-Term Debt                                                            153,100               45,000
   Payment from Notes Receivable                                                              --                   --
   Payment of Notes Payable                                                                (84,660)                --
   Payment of Lease Payable                                                                (11,286)              (9,926)
                                                                                       -----------          -----------

   NET CASH - FINANCING ACTIVITIES - CONTINUING OPERATIONS                               7,265,718              843,780
                                                                                       -----------          -----------

FINANCING ACTIVITIES - DISCONTINUED OPERATIONS:
   Proceeds from Long-Term Debt                                                             40,400               24,391
   Payment of Note Payable                                                                  (6,000)              (4,500)
   Payment of Lease Payable                                                                (38,984)             (11,659)
                                                                                       -----------          -----------

   NET CASH B FINANCING ACTIVITIES B DISCONTINUED OPERATIONS                                (4,584)               8,232
                                                                                       -----------          -----------

NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS                                        56,275             (409,928)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                                              11,260              421,188
                                                                                       -----------          -----------

   CASH AND CASH EQUIVALENTS - END OF YEARS                                            $    67,535          $    11,260
                                                                                       ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
      Interest                                                                         $    16,694          $     5,903
      Income Taxes                                                                     $      --            $      --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of Preferred Stock into Common Stock                                     $       147          $      --
   Stock Issued in Exchange for Contingent Acquisition                                 $   400,000          $      --
   Purchase of Assets under Capital Lease Financing                                    $    91,401          $      --

      On March 26, 1997 the Company issued 200,000 shares of the Company's common stock as part of the acquisition of its subsidiary, The EmiNet Domain. As part of the acquisition of EmiNet Domain, Inc, capital lease obligations of approximately $106,000 were incurred for the purchase of equipment.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


[1] ORGANIZATION

NATURE OF BUSINESS - The Company is located in Southern Florida and develops, sells and services interactive products which are offered and operated via the Internet and World Wide Web.

In March 1997, the Company concluded its acquisition of the EmiNet Domain, Inc., an Internet service provider and developer of Internet related software products as well as hosting commercial web sites [See Notes 12 and 13]

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 1998, the Company did not have any cash equivalents.

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

REVENUE RECOGNITION - Revenue from computer software licensing agreements is recognized when products are delivered and accepted by the customer and the fee is fixed or determinable, and collectibility is probable. If the fee is not fixed or determinable revenue is accounted for as payments from customers become due. Revenue from software maintenance contracts are recognized ratably over the life of the contract.

INVESTMENTS - The Company accounts for investments in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Equity securities, and debt securities, which the Company does not have the intent to hold to maturity, are classified as trading or available for sale. Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized. Trading securities are carried at fair value with any unrealized gains or losses included in earnings.

Held to maturity securities are carried at amortized cost. Marketable debt and equity securities available for current operations are classified in the balance sheet as current assets while securities held for non- current uses are classified as long-term assets. Realized gains and losses are calculated utilizing the specific identification method [See Note 5].

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

ADVERTISING EXPENSES - The Company expenses advertising costs as incurred. Total advertising costs charged to expense for the years ended December 31, 1998 and 1997 amounted to approximately $29,000 and $122,000, respectively.

NET INCOME PER SHARE - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 1998 and 1997, have been calculated in accordance with SFAS No. 128. Potential common shares are included if dilutive.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic earnings [loss] per share is computed by dividing income [loss] available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures.

Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts, [i.e. increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds should be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Securities that could potentially dilute earnings per share in the future are disclosed in Notes 12 and 17.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

NET INCOME PER SHARE [CONTINUED] - Earnings per share amounts for 1997 have been restated for the Company's discontinued operations whose plan of disposal was adopted by the Company in March 1999. The effect of the restatement on earnings per share from continuing operations was an increase of $.01 per share for 1997.

STOCK-BASED COMPENSATION - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ["APB No. 25"] with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plan for fiscal year 1998. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to any non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 to employee stock-based compensation.

SOFTWARE AND AMORTIZATION - Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to establishment of technological feasibility to produce the finished product are capitalized. The annual amortization of the capitalized amounts is the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization begins when the product is available for general release to customers. Periodic reviews are performed to ensure that unamortized program costs remain recoverable from future revenues. Costs to support or service licensed programs are charged against income as incurred, or when related revenue is recognized, whichever occurs first. Amortization expense related to software amounted to $384,144 and $236,296 for the years ended December 31, 1998 and 1997, respectively. The amortization expense is included in cost of sales.

IMPAIRMENT - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1998, management expects these assets to be fully recoverable.

BENEFICIAL CONVERSION FEATURES - The Company has issued convertible preferred stock with a beneficial conversion feature. The beneficial conversion feature is analogous to a dividend and is recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. The resulting discount is allocated from the date of issuance through the date the security was first convertible.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to current year's financial statement presentation.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

[3] SIGNIFICANT RISKS AND UNCERTAINTIES

[A] CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts and notes receivable occurring from its normal business activities. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. At December 31, 1998, the Company did not have any amounts in a financial institution that is subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure on accounts and notes receivable is limited. The Company performs ongoing credit evaluations of its customers but does not require collateral on accounts and notes receivable or other financial instruments. The Company maintains allowances for potential credit losses.

[B] OTHER CONCENTRATION - All of the Company's sales from Internet software licensing is from outside the United States. These sales however are not subject to currency fluctuations as payment is made in U.S. dollars. The Company had a portion of its revenues from five customers in 1998 totaling $2,145,000 which is approximately 88% of total revenues. In 1997 the Company had a portion of its revenues from six customers totaling $3,095,000 which is approximately 78% of total revenues. Sales derived from major customers are tabulated.

                                                                REVENUES
                                                               YEAR ENDED
                                                              DECEMBER 31,
CUSTOMERS                                              1 9 9 8           1 9 9 7
---------                                              -------           -------

Customer A (Software Sales)                         $  675,000        $     --
Customer B (Software Sales)                            220,000              --
Customer C (Software Sales)                            350,000              --
Customer D (Software Sales)                            450,000              --
Customer E (Software Sales)                            450,000              --
Customer F (Software Sales)                               --             600,000
Customer G (Software Sales)                               --             450,000
Customer H (Software Sales)                               --             600,000
Customer I (Software Sales)                               --             410,000
Customer J (Software Sales)                               --             450,000
Customer K (Software Sales)                               --             585,000
                                                    ----------        ----------

   TOTALS                                           $2,145,000        $3,095,000
--------------------------------------------        ==========        ==========

GEOGRAPHIC INFORMATION

Canada                                              $  450,000        $     --
Caribbean                                            1,695,000         1,500,000
Bahamas                                                   --             600,000
Vanuatu                                                   --             410,000
South Africa                                              --             585,000
                                                    ----------        ----------

   TOTALS                                           $2,145,000        $3,095,000
                                                    ==========        ==========

The Company purchases software from two vendors. Management believes that there is no business vulnerability regarding this concentration of purchases from the vendor as the software is available from other sources.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


[4] NOTES RECEIVABLE

Notes receivable at December 31, 1998 consist of the following:

Australian Advisors, Ltd., varying monthly payments based on a percentage of
   the net win of the system or a minimum of $3,000 per month                  $   150,000

Casinos of the South Pacific, monthly principal payments of $10,000
   through August 2000; non-interest bearing                                       225,600

Intercoin AVV, monthly principal payment of $9,722, through
   November 2000, non-interest bearing                                             345,000

Luck's Casino, Inc., varying monthly payments based on a percentage
   of the net win of the system                                                    430,000

Carib Design, Inc., monthly equal payments of $4,791 through
   September 2000, non-interest bearing                                            115,000

Cyber Gold Casino, Corp., monthly principal and interest payments of $10,575, through July 2001, interest at prime rate plus 2%
   [10.5% at December 31, 1998]                                                    357,400
                                                                               -----------

Total Notes Receivable                                                           1,623,000
Less:  Reserve for Uncollectible Notes                                            (303,549)
          Discounts for Non-Interest Bearing Notes [8%]                            (66,770)
                                                                               -----------

Total                                                                            1,252,681
Less:  Amounts Shown as Current                                                   (746,302)
                                                                               -----------

   NOTES RECEIVABLE - NON-CURRENT PORTION                                      $   506,379
   --------------------------------------                                      ===========

At December 31, 1998, scheduled maturities of notes receivable approximated the following:

YEAR ENDING
DECEMBER 31,
   1999                                  $    577,056
   2000                                       562,672
   2001                                       371,272
   2002                                       106,000
   2003                                         6,000
   Thereafter                                      --
                                         ------------

   TOTAL                                 $  1,623,000
   -----                                 ============

The Company supplies the activation codes to its customers in order for them to commence uninterrupted use of the software. If payment is withheld from AIE, for any reason, AIE can in effect shut down the Internet operation and make the program inoperable until a new activation code is supplied by Atlantic. To this date, the Company has not shut down any service to any of its customers.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

[5]  INVESTMENTS IN EQUITY SECURITIES

The Company has investment securities available for sale with of a cost of $2,873,562 and a fair value at December 31, 1998 of $2,516,005.

Gross proceeds from the sale of available for sale securities was $853,856, and $35,671 and gross realized loss was $51,516 and $20,859 for the years ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1998 unrealized holding gains and losses for available for the securities were $115,498 and $(211,356), respectively. For the year ended December 31, 1997, unrealized gains and losses were $-0- and $(42,763), respectively.

The Company sold stock with a cost of $2,287,138 for $3,486,139, of which $2,497,298 remains outstanding and is classified as due from broker.

[6] OTHER COMPREHENSIVE LOSS

Unrealized holding loss on investments net of income tax benefit of $-0- is as follows:

                                                                   1 9 9 8
                                                                   -------

Beginning Balance                                              $    (42,763)
Current Year - Other Comprehensive Loss                             (53,095)
                                                               ------------

   TOTAL                                                       $    (95,858)
   -----                                                       ============

[7] PROPERTY AND EQUIPMENT

The following details the composition of property and equipment:

                                                       ACCUMULATED
                                              COST     DEPRECIATION    NET

Computer Hardware                           $451,130    $141,879      $309,251
Equipment, Office Fixtures and Furnishings    85,850      18,644        67,206
Leasehold Improvements                        23,374       3,444        19,930
                                            --------    --------      --------

   TOTALS                                   $560,354    $163,967      $396,387
   ------                                   ========    ========      ========

Depreciation expense for the years ended December 31, 1998 and 1997 was $ 87,069 and $77,529, respectively.

OTHER ASSETS - Included in other assets is an investment at cost in a Limited Liability Corporation for $100,000. The Company produces films and is currently in the process of preparing the negative print of the film for theatrical release. As at December 31, 1998, there is no income to date.

[8] DEFERRED ACQUISITION COSTS

In October of 1998, the Company entered into a Stock Purchase Agreement with Axxsys International, Inc., [Seller] to purchase the assets of Axxsys for $400,000.00. Under the agreement 200,000 shares of the Company's common stock was delivered and is held in an escrow account for a period of 12 months.

The purchase price is contingent upon the current customers of the seller continuing to provide average monthly revenues to the purchaser during the said 12 months of an amount agreed between the parties. In the event this average monthly revenue is less than the agreed amount then the shares delivered to the seller shall be reduced by a ratio of the actual monthly average revenues and the agreed amounts. As the 200,000 shares are released, the cost of the Company's acquisition will be the fair value of the shares on the date the contingency is met. Since the Company acquired is a part of discontinued operations, the cost of the acquisitions will be charged to discontinued operations.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

[9] LEASES

CAPITAL LEASES - The Company is the lessee of office equipment under capital leases expiring in various years through December 2002. The various leases are collateralized by the related assets. The assets and liabilities under capital leases are recorded at the present value of the net future minimum lease payments. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases, totaling $1,996, is included in depreciation expense.

Following is a summary of property held under capital leases:

Office Equipment                                      $    91,452
Less: Accumulated Amortization                              1,996
                                                      -----------

   TOTAL                                              $    89,456
   -----                                              ===========

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

1999                                                  $    46,511
2000                                                       46,511
2001                                                       42,480
2002                                                       10,063
Thereafter                                                     --
                                                      -----------

Net Minimum Lease Payments                                145,565
Less:  Amount Representing Interest                        42,577
                                                      -----------

Present Value of Net Minimum Lease Payments               102,988
Less:  Current Portion                                     26,105
                                                      -----------

   LONG-TERM PORTION                                  $    76,883
   -----------------                                  ===========

OPERATING LEASES - The Company leases office space and equipment under operating leases expiring through September 2002, and has a $10,236 security deposit with its landlord. The lease grants an option for renewal for an additional 5 years.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1998.

YEAR ENDING                                             OPERATING
DECEMBER 31,                                             LEASES
   1999                                               $   115,593
   2000                                                   120,142
   2001                                                   123,384
   2002                                                    81,885
   2003                                                        --
   Thereafter                                                  --
                                                      -----------

   TOTAL                                              $   441,004
   -----                                              ===========

Rent expense for the years ended December 31, 1998 and 1997 was $91,690 and $91,525, respectively.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

[10] FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, short-term notes receivable, related party and trade and notes payables, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

The long-term notes receivable approximate fair value as all non-interest bearing notes have been discounted to their present value.

[11] LONG-TERM DEBT

At December 31, 1998, long-term debt consisted of the following:

Note payable - consultant, non-secured demand notes due January 5, 1999.
   The notes accrue interest at 6% per annum.               $     100,000
Less:  Current Portion                                           (100,000)
                                                            -------------

   TOTAL                                                    $          --
   -----                                                    =============

[12] CAPITAL STOCK

On January 16, 1997, the Company entered into a stock purchase agreement with Brindenberg Securities, A/S under Regulation S of the Securities and Exchange Commission. A total of 75,000 shares were issued under the agreement for $525,000 net of offering costs and expenses of approximately $175,000.

In February 1997, the Company issued 25,000 shares of its common stock to an outside consultant for services to be rendered. The consultant never performed the required services and therefore, the common shares issued were returned in 1998.

In March 1997, the Company issued 200,000 shares of the Company's common stock as part of the acquisition of EmiNet Domain, Inc. [See Note 13].

In December of 1997,  the Company sold 100,000  shares of the  Company's  common
stock  to  Australian   Advisors  for  a  total  of  $300,000  pursuant  to  the
Registration Statement S8.

Also in December 1997, the Company converted debt totaling $313,475 to equity. The shares related to the conversion were unissued at December 31, 1997 and the conversion ratio has yet to be determined.

In the second quarter of 1998, the Company sold 1,250,000 shares for a total of $4,000,000 pursuant to Regulation D. The Company received $2,000,000 and a note receivable in foreign currency for the balance. The note receivable is shown in the equity section classified as a subscription receivable. Subsequently, the note has devalued due to foreign currency exchange. A foreign currency loss of $600,000 is included in other income [expense] [See Note 18].

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

[12] CAPITAL STOCK [CONTINUED]

Also in the second quarter of 1998, 9,700,000 shares of common stock were issued to Atlantic International Entertainment Australia, a wholly owned subsidiary for use in a proposed takeover of the Australian Company, Coms21. As the proposed takeover did not happen, the 9,700,000 shares issued were cancelled.

In the second quarter of 1998, 10,000 shares of 5% Convertible Preferred Stock, $.001 par value, were issued for cash. Each share is convertible into common stock by virtue of a formula contained in the Purchase Agreement which is 78% of the three day average closing bid price for the corporations common stock for the twenty five (25) trading days prior to the delivery of the notice of redemption. The amount of such non-cash discounts which is analogous to a dividend is $269,443. Holders of the Series A preferred stock are entitled to;
(i) quarterly cumulative dividends at the rate of 5% per annum of the original issue price of the Series A preferred stock, (ii) a liquidation preference equal to the sum of $100 for each outstanding share of Series A preferred stock.

In August 1998, 5,000 shares of the Company's common stock were issued to a consultant for services performed.

The aggregate amount of arrearages in cumulative preferred dividends is $33,333 and is less than $.01 per share.

In the third quarter of 1998, 1,217,647 shares were exchanged to an Australian listed company for 12,176,470 shares of the Australian company in a one for ten stock swap.

In September 1998, 26,098 shares of the Company's common stock were issued to adjust the issuance of shares to certain individuals at the time of the Company's reverse merger in 1996.

During the third and fourth quarter of 1998, 2,740 shares of convertible preferred stock valued at $274,000 was converted into 147,002 shares of common stock by virtue of a formula contained in the Purchase Agreement which relates to the average price per share of common stock within the conversion period.

[13] DISCONTINUED OPERATIONS

On December 15, 1996, the Company adopted a plan to discontinue and sell its foreign subsidiary, known as Atlantic International Entertainment, N.V. ["AIE, NV"], which operated a Sportsbook operation. The sales price was $850,000, $2,000 payable at closing and beginning 60 days after closing, 40% of net win before expenses on a minimum of $3,000 monthly, until the balance is paid. Interest on the unpaid balance shall be accrued at 8% per annum. The foreign subsidiary is reported as a discontinued operation for the year ended December 31, 1997.

The closing date of the sale was March 26, 1997. Revenues for the discontinued operation totaled approximately $14,000. For the year ended December 31, 1997, the gain on disposal of "AIE, NV" was approximately $220,000 [$144,982 net of tax] and the loss from operations was approximately $70,000 [$45,890 net of tax benefit].

On January 31, 1997, the Company entered into an agreement to purchase all of the shares of EmiNet Domain, Inc. ["EmiNet"]. The purchase price for the shares was $2,020,000 payable by the issuance and delivery to the shareholders of EmiNet or their designees of a minimum of 200,000 shares of fully-paid and non-assessable common stock of the Company at the market value as of January 31, 1997 and $20,000 cash payable at March 31, 1997. The transaction, effective April 1, 1997 was accounted for as a purchase. As a result of the acquisition, cost in excess of net assets of approximately $1,440,000 was recorded. On March 11, 1999, the Company adopted a plan to discontinue EmiNet [See Note 21].

Operating results of EmiNet Domain including net sales of approximately $544,000 and $414,000 are included in discontinued operations in the statement of operations for the year ended December 31, 1998 and 1997, respectively.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

[13] DISCONTINUED OPERATIONS [CONTINUED]

Assets and liabilities to be disposed of consisted of the following at December 31, 1998.

Cash                                           $   20,640
Accounts Receivable - Net                           5,272
Property Plant and Equipment - Net                155,917
Intangible Assets - Net                         1,362,264
Other Assets                                        2,257
                                                ---------

Total Assets                                    1,546,350
                                                ---------

Accounts Payable and Accrued Expenses              91,757
Notes Payable and Lines of Credit                 103,321
                                                ---------

Total Liabilities                                 195,078
                                                ---------

   NET ASSETS TO BE DISPOSED OF                $1,351,272
   ----------------------------                ==========

Assets are shown at their expected net realizable values and liabilities are shown at their face amounts. Net assets to be disposed of at their expected net realizable values, have been separately classified in the accompanying balance sheet at December 31, 1998.

[14] RELATED PARTY TRANSACTIONS

The Company has a receivable due from an affiliated company, whose shareholders are also shareholders of the Company. The balance of the receivable at December 31, 1998 is $55,240. During the year ended December 31, 1998, there were no additional advances or repayments. The original advance accrued interest at a rate of 6% per annum and is due on demand.

The Company has notes payable to two officers in the aggregate amounts of $150,000 at December 31, 1998. The notes are demand notes and incur interest at 8% per annum. Interest expense related to the shareholders notes totaled $8,855 and $7,525 for the years ended December 31, 1998 and 1997, respectively.

[15] PROVISION FOR INCOME TAXES

Income tax [benefit] expense from continuing operations consists of the following:

                                                      DECEMBER 31,
                                                      ------------
                                                  1 9 9 8      1 9 9 7
                                                  -------      -------
Current:
   Federal                                        $(443,371)  $ 615,723
   State                                            (17,311)     23,657
                                                  ---------   ---------

   Total Current                                   (460,682)    639,380
                                                  ---------   ---------

Deferred:
   Federal                                             --       167,062
   State                                               --         9,750
                                                  ---------   ---------

   Total Deferred                                      --       176,812
                                                  ---------   ---------

   TAX EXPENSE [BENEFIT] - CONTINUING OPERATIONS  $(460,682)  $ 462,568
   ---------------------------------------------  =========   =========

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

[15] PROVISION FOR INCOME TAXES [CONTINUED]

Income tax from continuing operations at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                       DECEMBER 31,
                                                       ------------
                                              1 9 9 8           1 9 9 7
                                              -------           -------

Federal Statutory Rate                            34.0%          34.0%
Non-Deductible Expenses                           --             --
Benefit of Net Operating Loss                     --             (3.6)
State Income Taxes                                 2.0            3.6
Other                                             --             (4.0)
                                                ------         ------

   EFFECTIVE RATE                                 36.0%          30.0%
   --------------                               ======         ======

In 1996, the Company recognized the benefit of $77,215 from the utilization of an operating loss carryback which was filed in 1997.

The major components of deferred income tax assets and liabilities at December 31, 1998 is as follows:

Deferred Tax Assets [Liability] - Current:
   Accrual to Cash Adjustments                               $     (76,089)
   Foreign Currency Transaction Loss                               216,000
   Discontinued Operations                                          18,000
   Valuation Allowance                                            (157,911)
                                                             -------------

   CURRENT DEFERRED TAX ASSET                                $          --
   --------------------------                                =============

Deferred Tax Assets [Liability] - Long-Term:
   Net Operating Loss Carryforward                           $     279,642
   Depreciation                                                    (95,040)
   Valuation Allowance                                            (184,602)
                                                             -------------

   LONG-TERM DEFERRED TAX LIABILITY                          $          --
   --------------------------------                          =============

At December 31, 1998, the Company had approximately $777,000 of operating tax loss carryforwards expiring in 2012.

The Company's valuation allowance increased by approximately $343,000 for the year ended December 31, 1998.

[16] COMMITMENTS AND CONTINGENCIES

[A] EMPLOYMENT AGREEMENTS - The Company has employment agreements with certain of its executives, which commenced January 1, 1997 and expire on December 31, 2000. The aggregate annual commitment for future salaries at December 31, 1998 was $289,000. Also, included in the agreements are incentive bonuses based upon net income and net cash flows. No bonuses have been accrued at December 31, 1998, due to net losses and negative cash flow.

[B] LITIGATION - The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

[17] INCENTIVE STOCK OPTION PLAN

On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors [the "Plan"]. The Plan will expire December 31, 2006 unless further extended by appropriate action of the Board of Directors. Employees, directors, consultants and advisors of the Company, or any of its subsidiary corporations, are eligible for participation in the Plan. The Plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of Common Stock, $.001 par value. The shares have been reserved for issuance in accordance with the terms of the Plan. The exercise of these options may be for all or any portion of the option and any portion not exercised will remain with the holder until the expiration of the option period. The options expire on December 23, 2002. In addition, the Board of Directors approved a motion that officers and board members receive 100,000 stock options each, resulting in 700,000 shares of the Company's common stock being granted. An additional 263,000 stock options were also approved and granted to employees of the Company pursuant to the terms of individual offer letters.

The following is a summary of transactions, including the options issued to employees of the Company.

                                                            WEIGHTED-AVERAGE
                                                SHARES       EXERCISE PRICE

OUTSTANDING AT DECEMBER 31, 1996                   --          $--
   Granted                                      175,000            3.25
   Exercised                                       --           --
   Canceled                                        --           --
                                                -------        --------

OUTSTANDING AT DECEMBER 31, 1997                175,000            3.25
                                                -------        --------

EXERCISABLE AT DECEMBER 31, 1997                175,000            3.25
                                                -------        --------
   Granted                                      788,000            3.94
   Exercised                                       --           --
   Canceled                                        --           --
                                                -------        --------

OUTSTANDING AT DECEMBER 31, 1998                963,000            3.83
                                                -------        --------

EXERCISABLE AT DECEMBER 31, 1998                963,000        $   3.83
                                                -------        --------

The following table summarizes information about stock options at December 31, 1998:

                                                                                Exercisable
                                 Outstanding Stock Options                     Stock Options
                                Remaining     Weighted-average               Weighted-average
Exercise Prices    Shares   Contractual Life   Exercise Price       Shares    Exercise Price
---------------    ------   ----------------   --------------       ------    --------------

      $3.25       175,000        4.00              $3.25           175,000       $3.25
      $4.13       700,000        4.25              $4.13           700,000       $4.13
      $2.50        88,000        4.75              $2.50            88,000       $2.50


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock option plans.

The exercise price of certain options issued was the market price at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans for fiscal year 1998 and 1997.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

[17] INCENTIVE STOCK OPTION PLAN [CONTINUED]

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vested restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $3.70 and $2.63, during 1998 and 1997, respectively.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed under SFAS No. 123, "Accounting for Stock Based Compensation." The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                  DECEMBER 31,
                                                  ------------
                                             1 9 9 8          1 9 9 7
                                             -------          -------

Risk-Free Interest Rate                       5.6  %           5.7  %
Expected Life                                 5 years           2 years
Expected Volatility                         153.0  %         181.0  %
Expected Dividends                           --    %          --    %

The pro forma amounts are indicated below:

                                                                                                 YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                        1 9 9 8                 1 9 9 7
                                                                                        -------                 -------
Net [Loss] Income - Continuing Operations:
   As Reported                                                                       $  (1,332,400)          $1,190,036
   Pro Forma                                                                         $  (4,246,891)          $  729,086
Basic Net Income [Loss] Per Share of Common Stock - Continuing Operations:
   As Reported                                                                       $        (.15)         $       .13
   Pro Forma                                                                         $        (.39)         $       .08
Diluted Net Income [Loss] Per Share of Common Stock - Continuing Operations:
   As Reported                                                                       $        (.15)         $       .11
   Pro Forma                                                                         $        (.39)         $       .08

[18] OTHER INCOME [EXPENSE]

Included in other income [expense] is a gain on the sale of an investment of $1,199,001 and a foreign currency loss for $600,000 arising from a note receivable issued by the foreign entity for sale of the Company's capital stock.

[19] FOURTH QUARTER YEAR ENDED ADJUSTMENTS

The aggregate effect of year-end adjustments which are material to the fourth quarter results, total approximately $1,635,000 and consist principally of write offs of receivables of ($330,000). Reversal of revenues of ($705,000) and foreign currency loss of ($600,000).

[20] SUBSEQUENT EVENTS

On January 20, 1999, the Company paid $250,000 to Pencom, a software development company in full and final settlement of a $420,000 payable. This resulted in a $170,000 extraordinary gain.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

[21] SUBSEQUENT EVENTS [UNAUDITED]

On March 11, 1999 the Company announced that it has entered into an agreement with a shareholder to sell a majority interest in its wholly owned subsidiary, EmiNet Domain Inc., ["EmiNet"] for $2,500,000. The agreement calls for the sale of 81% of its interest in the EmiNet. The purchase price is to be paid as follows: (i) $10,000 payable upon execution of the agreement, (ii) $90,000 in cash payable at the rate of $14,000 per month commencing on April 15, 1999 and $2,400,000 by the delivery of a promissory note collateralized by shares of the Company's common stock with interest at the annual rate of six (6%) percent and payable two years from the closing date. Any gain realized on the transaction will be reflected in paid-in capital. The closing date of the transaction was March 31, 1999.

[22] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ["FASB"] issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gains or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

On March 31, 1999, the FASB released a proposal for public comment that would resolve certain practice issues raised when accounting for stock options. Since the issuance of APB Opinion 25, "Accounting for Stock Issued to Employees," questions have surfaced about its application and differing practices have developed. The FASB's broad reconsideration of the stock compensation issue culminated in the issuance of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1995. SFAS No. 123 permits the continued application of APB Opinion 25 for employees. However, questions remain about the proper application of APB Opinion 25 in a number of circumstances. The FASB's proposed Interpretation would clarify how to apply APB Opinion 25 in certain situations.

ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

[22] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS [CONTINUED]

The proposed Interpretation includes the following conclusions:

o Once an option is repriced, that option must be accounted for as a variable plan from the time it is repriced to the time it is exercised. Consequently, the final measurement of compensation expense would occur at the date of exercise.

o Employees would be defined as they are under common law for purposes of applying APB Opinion 25.

o APB Opinion 25 does not apply to outside directors because, by definition, an outside director cannot be an employee. Accordingly, the cost of issuing stock options to outside board members will have to be determined on a fair value basis in accordance with SFAS No. 123, and recorded as an expense in the period of the grant [the service period could be prospective, however].

o Since APB Opinion 25 was issued in 1972, the terms of many "section 423" tax plans have changed from those in existence at the time. Many of those plans now provide that employees can purchase an employer's stock at the lesser of 85 percent of the stock price at the date of grant or 85 percent of the price at the date of exercise. This provision is referred to as a "look-back" option. The FASB decided that plans with a look-back option do not, in and of themselves, create a compensatory plan.

o A subsidiary may account for parent company stock issued to its employees under APB Opinion 25 in their separately issued financial statements, provided the subsidiary is part of the parent's consolidated financial statements.

The FASB's proposed  Interpretation  would be effective upon issuance,  which is
expected  in  September   1999,  but  generally  would  cover  plan  grants  and
modifications that occur after December 15, 1998.


                               . . . . . . . . . .