Form 10QSB
period 1999-03-31
ATLANTIC INTERNATIONAL ENTERTAINMENT LTD
filed 1999-05-20
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999
                                       OR

[    ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________.

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

YES         [ X  ]      NO   [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                           OUTSTANDING AS OF MAY 14, 1999
      -----------------------------         ------------------------------
      Common Stock, $.001 par value                   13,134,331

                                TABLE OF CONTENTS


Heading                                                                    Page


                         PART 1. - FINANCIAL INFORMATION

Item 1.     Financial Statements .......................................    2

            Consolidated Balance Sheet - March 31, 1999 (Unaudited).....  3-4

            Consolidated Statement of  Income and Comprehensive
            Income (Unaudited) .........................................  5-6

            Consolidated Statement of Cash Flows - Three Months ended
            March 31, 1999 (Unaudited)   ...............................  7-8

            Notes to Consolidated Financial Statements (Unaudited) .....  9-11

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................. 12-13


                          PART II. - OTHER INFORMATION

Item 1.     Legal Proceedings...........................................    14

Item 2.     Changes In Securities.......................................    14

Item 3.     Defaults Upon Senior Securities.............................    14

Item 4.     Submission of Matters to a Vote of Securities Holders ......    14

Item 5.     Other Information ..........................................    14

Item 6.     Exhibits and Reports on Form 8-K............................    14

            Signatures .................................................    15

                                     PART 1


Item 1.  Financial Statements

         The following unaudited Financial Statements for the period ended March 31, 1999, have been prepared by Atlantic International Entertainment, Ltd. (the "Company") and Subsidiaries.



           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES

                              Financial Statements

                                 March 31, 1999

          ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 1999


ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                            $    9,102
   Investments                                                           3,374,927
   Accounts Receivable [Net of Allowance for Doubtful Accounts $4,600]      17,486
   Notes Receivable                                                        927,403
   Deferred Tax Asset                                                      154,212
   Prepaid Expenses                                                         35,634
   Due from Related Parties                                                 56,068
   Other Current Assets                                                     25,700
                                                                        ----------

   TOTAL CURRENT ASSETS                                                  4,600,532
                                                                        ----------

PROPERTY AND EQUIPMENT - NET                                               395,463
                                                                        ----------

EQUIPMENT UNDER CAPITALIZED LEASE - NET                                     91,468
                                                                        ----------

SOFTWARE [NET OF ACCUMULATED AMORTIZATION OF $916,627]                   1,728,963
                                                                        ----------

OTHER ASSETS:
   Other Assets                                                            111,526
   Notes Receivable                                                      2,417,968
   Investments                                                             291,691
                                                                        ----------

   TOTAL OTHER ASSETS                                                    2,821,185
                                                                        ----------
   TOTAL ASSETS                                                         $9,637,611
                                                                        ==========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 1999



LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                         $    833,857
   Notes Payable - Officers                                            20,000
   Current Portion of Capital Lease Obligations                        29,816
                                                                 ------------

   TOTAL CURRENT LIABILITIES                                          883,673

CAPITAL LEASE OBLIGATIONS                                              71,929
                                                                 ------------

   TOTAL LIABILITIES                                                  955,602
                                                                 ------------

STOCKHOLDERS' EQUITY:
   Convertible Preferred Stock - Par Value $.001 Per Share;
      Authorized 10,000,000 Shares, Issued and Outstanding,
      2,260 shares [Liquidation Preference $226,000]                        2

   Common Stock - Par Value $.001 Per Share;
      Authorized 100,000,000 Shares, Issued - 12,806,762 Shares        12,806

   Additional Paid-in Capital                                      12,054,008

   Treasury Stock, 533,175 Common Shares - At Cost                 (1,244,740)
   Accumulated Comprehensive Gain                                     648,385
   Accumulated [Deficit]                                             (943,452)

   Deferred Acquisition Costs                                        (400,000)
                                                                 ------------

   Total                                                           10,127,009
   Less:  Subscriptions Receivable                                 (1,445,000)
                                                                 ------------

   TOTAL STOCKHOLDERS' EQUITY                                       8,682,009
                                                                 ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  9,637,611
                                                                 ============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           1 9 9 9       1 9 9 8
                                                                           -------       -------

REVENUE                                                                  $    29,000   $ 1,030,540

COST OF SALES                                                                268,848       183,379
                                                                         -----------   -----------

GROSS [LOSS] PROFIT                                                         (239,848)      847,161
                                                                         -----------   -----------

OPERATING EXPENSES:
   Research and Development                                                   58,513          --
   General and Administrative                                              1,103,874       357,747
   Provision for Doubtful Accounts and Notes                                 325,335        99,153
   Depreciation and Amortization                                              31,439        57,170
                                                                         -----------   -----------

   TOTAL OPERATING EXPENSES                                                1,519,161       514,070
                                                                         -----------   -----------

   [LOSS] INCOME FROM OPERATIONS                                          (1,759,009)      333,091
                                                                         -----------   -----------

OTHER [EXPENSES] INCOME:
   Interest Income                                                             8,110         3,371
   Interest Expense                                                          (16,129)       (6,758)
   Interest Expense - Related Party                                             --          (3,508)
   Other Income [Expense]                                                  1,423,443          --
                                                                         -----------   -----------

   OTHER [EXPENSES] INCOME - NET                                           1,415,424        (6,895)
                                                                         -----------   -----------

[LOSS] INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAX [BENEFIT] EXPENSE                                             (343,585)      326,196

INCOME TAX [BENEFIT] EXPENSE                                                (123,691)      (27,412)
                                                                         -----------   -----------

   [LOSS] INCOME FROM CONTINUING OPERATIONS                                 (219,894)      298,784

DISCONTINUED OPERATIONS:
    [Loss] from Operations of Discontinued Business
      Segment [Net of Income Tax [Benefit] of ($30,521) and $(0),
      for the three months ended March 31, 1999 and 1998, Respectively]      (54,261)      (20,097)
                                                                         -----------   -----------

   NET [LOSS] INCOME                                                        (274,155)      278,687

COMPREHENSIVE GAIN:
   Unrealized Holding Gain arising during period                             744,243          --
                                                                         -----------   -----------

   TOTAL COMPREHENSIVE INCOME                                            $   470,088   $   278,687
                                                                         ===========   ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      1 9 9 9          1 9 9 8
                                                                      -------          -------

Net [Loss] Income                                                 $   (274,155)  $    278,687
         Preferred Stock Dividend in Arrears                            12,500           --
                                                                  ------------   ------------

   NET [LOSS] INCOME AVAILABLE TO COMMON STOCKHOLDERS             $   (286,655)  $    278,687
                                                                  ============   ============

[LOSS] INCOME PER COMMON SHARE:
   Continuing Operations                                          $      (0.02)  $       0.03
                                                                  ------------   ------------

   BASIC AND DILUTED NET [LOSS] INCOME PER SHARE OF COMMON STOCK  $      (0.02)  $       0.03
                                                                  ============   ============

   WEIGHED AVERAGE SHARES OF COMMON STOCK OUTSTANDING               12,559,208      9,590,184
                                                                  ============   ============



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   1 9 9 9        1 9 9 8
                                                                   -------        -------

OPERATING ACTIVITIES:
   [Loss] Income from Continuing Operations                     $  (219,894)  $   298,784
   Adjustments to Reconcile Net [Loss] Income to
      Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                                 251,387       126,437
      Deferred Tax Asset                                           (154,212)         --
      Provision for Doubtful Accounts                               325,335        99,153
      Loss on Sale of Assets                                          3,100          --
      Realized Loss on Carrying Value of Investments                    324          --
      Gain on Sale of Subsidiary                                 (1,256,473)         --

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                          1,914        (7,871)
         Prepaid Expenses                                           (24,377)         --
         Notes Receivable                                            84,975      (731,359)
         Other Assets                                                76,815       (16,354)

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                     (241,124)      (88,189)
         Income Taxes Payable                                          --          30,628
         Other Current Liabilities                                     --          28,583
         Due to Customer                                               --          54,279
                                                                -----------   -----------

      NET CASH - CONTINUING OPERATIONS                           (1,152,230)     (205,909)
                                                                -----------   -----------

DISCONTINUED OPERATIONS:
   [Loss] from Discontinued Operations                              (54,261)      (20,097)
   Adjustments to Reconcile Net [Loss] to Net Cash Operations:
      Depreciation and Amortization                                  38,220        10,315
      Provision for Doubtful Accounts                                18,915         1,423
      Changes in Net Assets and Liabilities                         260,011       (37,121)
                                                                -----------   -----------

   NET CASH - DISCONTINUED OPERATIONS                               262,885       (45,480)
                                                                -----------   -----------

   NET CASH - OPERATING ACTIVITIES - FORWARD                       (889,345)     (251,389)
                                                                -----------   -----------

INVESTING ACTIVITIES - CONTINUING OPERATIONS:
   Increase in Due from Related Parties                                (828)         (747)
   Purchase of Investments                                         (187,664)         --
   Purchase of Property, Equipment, and Capitalized Software        (42,212)     (127,115)
   Sale of Investments                                            2,566,858          --
                                                                -----------   -----------

   NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS -
      FORWARD                                                   $ 2,336,154   $  (127,862)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)






                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                               ---------
                                                                           1 9 9 9      1 9 9 8
                                                                           -------      -------

   NET CASH - OPERATING ACTIVITIES - FORWARDED                         $  (889,345)  $  (251,389)
                                                                       -----------   -----------

   NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS -
      FORWARDED                                                          2,336,154      (127,862)
                                                                       -----------   -----------

INVESTING ACTIVITIES - DISCONTINUED OPERATIONS:
   Purchase of Property and Equipment                                      (29,715)       (8,754)
   Disposition Gain on Sale of Discontinued Operations                        --            --
                                                                       -----------   -----------

   NET CASH INVESTING ACTIVITIES - DISCONTINUED OPERATIONS                 (29,715)       (8,754)
                                                                       -----------   -----------

FINANCING ACTIVITIES - CONTINUING OPERATIONS:
   Proceeds from Conversion of Debt to Equity                                 --            --
   Proceeds from Issuance of Common Stock                                     --         299,900
   Proceeds from Issuance of Preferred Stock                                  --            --
   Purchase of Treasury Stock                                             (966,043)         --
   [Decrease] Increase in Loan Payable to Shareholder                     (130,000)       88,609
   Payment of Notes Payable                                               (100,000)         --
   Payment of Lease Payable                                                 (7,453)       (5,826)
   Decrease in Loan Receivable                                            (274,762)         --
                                                                       -----------   -----------

   NET CASH - FINANCING ACTIVITIES - CONTINUING OPERATIONS              (1,478,258)      382,683
                                                                       -----------   -----------

FINANCING ACTIVITIES - DISCONTINUED OPERATIONS:
   Proceeds from Long-Term Debt                                             50,000          --
   Payment of Note Payable                                                 (41,500)       (1,900)
   Payment of Lease Payable                                                 (5,769)      (10,326)
                                                                       -----------   -----------

   NET CASH FINANCING ACTIVITIES DISCONTINUED OPERATIONS                     2,731       (12,226)
                                                                       -----------   -----------

NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS                       (58,433)      (17,548)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                              67,535        11,260
                                                                       -----------   -----------

   CASH AND CASH EQUIVALENTS - END OF YEARS                            $     9,102   $    (6,288)
                                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
      Interest                                                         $    16,128   $     6,758
      Income Taxes                                                     $      --     $      --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of Preferred Stock into Common Stock                     $       396   $      --
   Purchase of Assets under Capital Lease Financing                    $     6,210   $      --


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                  ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD.
             Notes to Consolidated Financial Statements (Uunaudited)
                                 March 31, 1999


Note 1 -    BASIS OF PREPARATION

            The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results of operations to be reported for the full year ending December 31, 1999.

Note 2 -    SALE OF SUBSIDIARY

            On March 31, 1999 the Company sold 81% of its interest in its wholly owned subsidiary, the Eminet Domain, Inc. to Centerline Associates, Inc., a shareholder of the Company. The sale price was $2,500,000 paid as follows: (i) $10,000 at sale date, (ii) $90,000 in cash payable at the rate of $14,000 per month commencing on April 15, 1999 and (iii) $2,400,000 by the delivery of a promissory note collateralized by shares of the Company's stock with interest at the annual rate of six percent (6%) and payable two years from the closing date.

            The sale resulted in a gain of $1,256,743 which is reflected in other income. The transaction resulted in the Eminet Domain, Inc being treated as a discontinued operation

Note 3 -    MAJOR CUSTOMERS

            Income fees derived from major customers are tabulated as follow:

                                               THREE MONTHS ENDED
                                                  MARCH 31,
                                           1999                1998
                                                  (UNAUDITED)


            Customer A (Software System)    --               250,000
            Customer B (Software System)    --               220,000
            Customer C (Software System)    --               350,000


Note 4 -    CAPITAL STOCK

            In the second quarter of 1998, the Company sold 1,250,000 shares for
            a  total  of   $4,000,000   pursuant  to   Regulation  D  to  Hosken
            Consolidated Industries

            Also in the second quarter of 1998, 9,700,000 shares of common stock were issued to Atlantic International Entertainment Australia, a wholly owned subsidiary for use in a proposed takeover of the Australian Company, Coms21. As the proposed takeover did not take place, the 9,700,000 shares issued were cancelled. However, in the third quarter of 1998, 1,217,647 shares were exchanged for 12,176,470 shares of Coms21 in a one for ten stock swap.

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                                 March 31, 1999

Note 4 -    CAPITAL STOCK - CONTINUED

            In the second quarter of 1998, 10,000 shares of 5% Convertible Preferred Stock, $.001 par value, were issued to the Shaar Fund for $1,000,000.00. Each share is convertible into common stock by virtue of a formula contained in the Purchase Agreement which is 78% of the three day average closing bid price for the corporations common stock for the twenty five (25) trading days prior to the delivery of the notice of redemption. The amount of such non-cash discounts which is analogous to a dividend is $269,443. Holders of the above preferred stock are entitled to; (i) quarterly cumulative dividends at the rate of 5% per annum of the original issue price of the preferred stock, (ii) a liquidation preference equal to the sum of $100 for each outstanding share of the preferred stock.

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

            In October of 1998, the Company entered into a stock purchase agreement with Axxsys International, [Seller] to purchase the assets of Axxsys for $400,000. Under the agreement 200,000 shares of the Company's common stock was delivered and is held in escrow for a period of 12 months as the purchase price is contingent on average monthly revenues being achieved.

            During the first quarter of 1999, 5,000 shares of convertible preferred stock valued at $500,000 was converted into 395,823 shares of common stock by virtue of a formula contained in the purchase agreement which results to the average price per share of common stock within the conversion period.

Note 5 -    PER SHARE DATA

            Per share data are based on the weighted average number of common shares outstanding during the respective periods. The diluted net income per share is based upon the options issued and outstanding as well as the assumed conversion of the Company's issued and outstanding preferred stock.

          ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                                 March 31, 1999


Note 6 -    BUSINESS AGREEMENTS

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

            On September 28, 1998, the Company entered into and closed on an agreement with Cybergames, Inc. for the purchase of several of the company's licensees and the exchange of the company's accounts receivable from said licensees. The total purchase price was $ 3,147,000 payable $ 227,000 in cash and $2,920,000 in stock of
            Cybergames, Inc. (530,000 shares).

Note 7 -    SUBSEQUENT EVENTS

            On April 6, 1999 the Company signed an agreement to purchase the patent rights, inventions and know-how of Excel Communications, Inc. The major product expected to be produced is a multi-function portable gaming device. In consideration the Company issued seventy five thousand (75,000) shares of common stock of the Company. The Company also entered into an agreement to compensate a third party for termination of an exclusive manufacturing, licensing, marketing and distribution of the invention with the seller. The third party received two hundred thousand dollars ($200,000) plus a stock option to purchase 50,000 shares of the common stock of the company. In addition, the Company entered into employment agreements with three of the key employees of Excel Communications, Inc. and granted those individuals options to purchase Company stock.

            In April 1999 HCI, Ltd. a South African public company exercised its option to purchase 1.1 million shares at $2 per share from the non-executive chairman, Norman J. Hoskin. HCI is the Company's largest institutional shareholders. The agreement is subject to appropriate approval from the South African Reserve Bank.

           ATLANTIC INTERNATIONAL ENTERTAIMENT, LTD. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RECENT DEVELOPMENTS


            RESULT OF OPERATIONS

            THREE MONTHS ENDED MARCH 31, 1999 AND 1998

            NET REVENUES. The Company's revenues decreased approximately 97% in 1999 over the same period in 1998. Revenues from operations in the first quarter 1999 were $ 29,000, as compared with $ 1,030,540 for the same period in 1998. The decrease in revenues was the result of the enhancement and upgrading of its product. The Company stopped promotion of the old version and did not allocate large resources to sales and marketing. The Company intends to allocate large resources to sales and marketing for its upgraded product in 1999 and expects revenues to substantially increase.

            COST OF REVENUES. Cost of revenues increased 47% in 1999 over the same period in 1998. The increase resulted from the increase in amortization of capitalized software development costs, which is reflected in cost of revenues. The Company expects amortization of development costs to be consistent going forward.

            OPERATING EXPENSES. Operating expenses increased by 208% or $ 746,127 in the first quarter 1999 over the same period in 1998. The increase was largely due to global expansion efforts, expenses related to product development and increased support staffing.

            PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts in the first quarter 1999 were $ 325,335 as compared with $ 99,153 for the same period in 1998. The increase resulted from management taking a conservative approach in recording its provision for doubtful accounts. The Company currently expects that the provision for doubtful accounts will not increase at the same rate going forward.

            OTHER INCOME. Other income increased by approximately $1,400,000 in 1999 over the same period in 1998. A gain on sale of $1,256,743 resulted from a percentage interest sold of the Company's wholly owned subsidiary. A $170,000 gain was recognized in a full and final settlement of a payable.

            LIQUIDITY AND CAPITAL RESOURCES

            Cash, cash equivalents and marketable securities, which consist primarily of high risk, priced securities totaled $3,384,029 at March 31, 1999 compared to $8,100 at March 31, 1998. The increase in cash, cash equivalents and marketable securities was due primarily to cash proceeds from the sale of Common Stock ($4,000,000) pursuant to Registration Statement S-8, exchange of the Company's shares to an Australian listed Company for shares of the Australian company in a one for ten stock swap resulting in ($3,351,000) proceeds and issuance of Common Stock of a public traded company (Purchaser) in lieu of certain assets sold to the purchaser ($2,137,000).

           ATLANTIC INTERNATIONAL ENTERTAIMENT, LTD. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RECENT DEVELOPMENTS


            LIQUIDITY AND CAPITAL RESOURCES - Continued


            The increase was offset by cash used for operations, a $2,000,000 debenture note issued by a foreign corporation and $1,200,000 for the purchase of treasury stock relating to the company's stock buy back plan. Management believes that existing cash, cash equivalents, marketable securities and anticipated cash generated from operations will be sufficient to satisfy the Company's currently anticipated cash requirements.

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


                                      Atlantic International Entertainment, Ltd.



Date: May 18, 1999                    By: /s/ Richard A. Iamunno
                                          -------------------------------------
                                          (Signature)
                                          Richard A. Iamunno, President
                                          And Chief Executive Officer



Date: May 18, 1999                    By: /s/ Trevor Klein
                                          -------------------------------------
                                          (Signature)
                                          Trevor Klein
                                          Principal Accounting Officer