Form 10QSB
period 1999-06-30
ATLANTIC INTERNATIONAL ENTERTAINMENT LTD
filed 1999-08-20
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999
                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________.

                         Commission File Number: 0-27256
                                                 -------

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

YES /X/   NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding as of August 13, 1999
-------------------------------               ----------------------------------
Common Stock, $.001 par value                             13,375,455

                                TABLE OF CONTENTS

Heading                                                                     Page


                         PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements .............................................2

           Consolidated Balance Sheet - June 30, 1999 (Unaudited)............3-4

           Consolidated Statement of  Income and Comprehensive
           Income (Unaudited) ...............................................5

           Consolidated Statement of Cash Flows - Three Months ended
           June 30, 1999 (Unaudited)   ......................................6-7

           Consolidated Statement of Cash Flows - Six Months ended
           June 30, 1999 (Unaudited)   ......................................8-9

           Notes to Consolidated Financial Statements (Unaudited) .........10-13

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................14-15


                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings  ................................................16

Item 2.    Changes In Securities .............................................16

Item 3.    Defaults Upon Senior Securities....................................16

Item 4.    Submission of Matters to a Vote of Securities Holders .............16

Item 5.    Other Information .................................................16

Item 6.    Exhibits and Reports on Form 8-K...................................16

           Signatures ........................................................17

                                     PART 1


Item 1.    Financial Statements

           The following  unaudited  financial  Statements  for the period ended
           June  30,  1999,   have  been  prepared  by  Atlantic   International
           Entertainment, Ltd. (the "Company") and Subsidiaries.



     ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES

                              Financial Statements

                                  June 30, 1999

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               AS OF JUNE 30, 1999

Assets:
Current Assets:
   Investments                                             $2,613,294
   Notes Receivable                                           161,000
   Deferred Tax Asset                                         123,691
   Prepaid Expenses                                            10,007
   Due from Related Parties                                    56,068
   Other Current Assets                                        27,715
                                                           ----------

   Total Current Assets                                     2,991,775
                                                           ----------

Property and Equipment - Net                                  384,261
                                                           ----------

Equipment under Capitalized Lease - Net                       143,817
                                                           ----------

Software [Net of Accumulated Amortization of $1,137,469]    1,514,937
                                                           ----------
Other Assets:
   Other Assets                                               119,515
   Notes Receivable                                         2,400,000
   Investments                                                497,490
                                                           ----------

   Total Other Assets                                       3,017,005
                                                           ----------

   Total Assets                                            $8,051,795
                                                           ==========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               AS OF JUNE 30, 1999



LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Cash Overdraft                                                $     37,357
   Accounts Payable and Accrued Expenses                              968,617
   Notes Payable - Officers                                           283,750
   Current Portion of Capital Lease Obligations                        51,933
   Current Portion of Long Term Debt                                  110,000
                                                                 ------------

   Total Current Liabilities                                        1,451,657

Capital Lease Obligations                                             104,461
                                                                 ------------
   Total Liabilities                                                1,556,118
                                                                 ------------

Stockholders' Equity:
   Convertible Preferred Stock - Par Value $.001 Per Share;
     Authorized 10,000,000 Shares, Issued and Outstanding,
     5,700 shares [Liquidation Preference $570,000]                        57

   Common Stock - Par Value $.001 Per Share;
     Authorized 100,000,000 Shares, Issued - 13,246,634 Shares         13,246

   Additional Paid-in Capital                                      12,791,301

   Treasury Stock, 540,675 Common Shares - At Cost                 (1,253,990)
     Accumulated Comprehensive Loss                                   (43,689)
   Accumulated [Deficit]                                           (3,166,248)

   Deferred Acquisition Costs                                        (400,000)
                                                                 ------------

   Total                                                            7,940,677
   Less:  Subscriptions Receivable                                 (1,445,000)
                                                                 ------------

   Total Stockholders' Equity                                       6,495,677
                                                                 ------------
   Total Liabilities and Stockholders' Equity                    $  8,051,795
                                                                 ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                      Three Months ended                 Six Months ended
                                                      ------------------                 ----------------
                                                           June 30,                          June 30,
                                                           --------                          --------
                                                       1 9 9 9         1 9 9 8         1 9 9 9         1 9 9 8
                                                       -------         -------         -------         -------

Revenue                                           $    469,500    $  1,425,908    $    498,500    $  2,457,908

Cost of Sales                                          222,327         156,126         549,688         269,439
                                                  ------------    ------------    ------------    ------------

Gross [Loss] Profit                                    247,173       1,269,782         (51,188)      2,188,469
                                                  ------------    ------------    ------------    ------------

Operating Expenses:
   General and Administrative                        1,520,377         660,189       2,624,251       1,035,953
   Provision for Doubtful Accounts and Notes           896,820          70,963       1,222,155         177,447
   Depreciation and Amortization                        43,988         107,286          75,427         208,001
                                                  ------------    ------------    ------------    ------------

   Total Operating Expenses                          2,461,185         838,438       3,921,833       1,421,401
                                                  ------------    ------------    ------------    ------------

   [Loss] Income from Operations                    (2,214,012)        431,344      (3,973,021)        767,068
                                                  ------------    ------------    ------------    ------------

Other [Expenses] Income:
   Interest Income                                      22,766            --            30,876           6,443
   Interest Expense                                     (6,503)         (6,360)        (22,632)        (14,225)
   Other Income [Expense]                              (25,046)         (4,100)      1,398,397          (4,100)
                                                  ------------    ------------    ------------    ------------

   Other [Expenses] Income - Net                        (8,783)        (10,460)      1,406,641         (11,882)
                                                  ------------    ------------    ------------    ------------

[Loss] Income from Continuing Operations Before
   Income Tax [Benefit] Expense                     (2,222,795)        420,884      (2,566,380)        755,186

Income Tax [Benefit] Expense                              --           119,057        (123,691)        146,469
                                                  ------------    ------------    ------------    ------------

   [Loss] Income from Continuing Operations         (2,222,795)        301,827      (2,442,689)        608,717

Discontinued Operations:
    [Loss] from Operations of Discontinued
    Business  Segment [Net of Income Tax
    [Benefit] of ($30,521) and $(0), for the
    six months ended June 30, 1999 and 1998,
    Respectively]                                         --           (37,547)        (54,261)        (65,751)
                                                  ------------    ------------    ------------    ------------


   Net [Loss] Income                                (2,222,795)        264,280      (2,496,950)        542,966

Comprehensive Gain:
   Unrealized Holding Gain [Loss]
   arising during period                              (692,074)        (61,615)         52,169         (61,615)
                                                  ------------    ------------    ------------    ------------

   Total Comprehensive [Loss] Income                (2,914,869)        202,665      (2,444,781)        481,351
                                                  ============    ============    ------------    ------------

   Net [Loss] Income                                (2,222,795)        264,280      (2,496,950)        542,966

   Preferred Stock Dividend in Arrears                   7,125              --          19,625              --
                                                  ------------    ------------    ------------    ------------

   Net [Loss] Income Available to
   Common Stockholders                              (2,229,920)        264,280      (2,516,575)        542,966
                                                  ------------    ------------    ------------    ------------

   [Loss] Income Per Common Share:
   Continuing Operations                                 (0.17)         0.03           (0.20)           0.05

   Basic and Diluted Net [Loss] Income
   Per Share of Common Stock                             (0.17)         0.03           (0.20)           0.05

   Weighted Average Shares of Common
   Stock Outstanding                                12,984,561      10,460,921      12,784,845       9,992,219



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three Months Ended
                                                                         June 30,
                                                                         --------
                                                                   1 9 9 9        1 9 9 8
                                                                   -------        -------

Operating Activities:
   [Loss] Income from Continuing Operations                    $(2,222,795)   $   264,280
   Adjustments to Reconcile Net [Loss] Income to
     Net Cash [Used for] Operating Activities:
     Depreciation and Amortization                                 264,830        143,185
     Provision for Doubtful Accounts                               896,820         48,976
     Regulated Loss on Carrying Value of Investments                   324         51,289
     Loss on Sale of Subsidiary                                     24,722         16,827

 Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                          11,801          7,462
       Prepaid Expenses                                             25,627             --
       Notes Receivable                                           (106,765)    (1,278,187)
       Restricted Cash                                             (10,165)            --
       Other Assets                                                   --           11,564

  Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                       134,760        (62,978)
       Income Taxes Payable                                           --          118,999
       Other Current Liabilities                                      --          (18,670)
       Due to Customer                                                --          (75,000)
                                                               -----------    -----------

   Net Cash - Continuing Operations                             (980,841)        (772,253)
                                                               -----------    -----------

Investing Activities - Continuing Operations:
   Increase in Due from Related Parties                               --          (25,759)
   Purchase of Investments                                        (200,000)      (600,000)
   Purchase of Property, Equipment, and Capitalized Software       (24,012)      (264,226)
   Sale of Investments                                              69,236        156,650
                                                               -----------    -----------

   Net Cash - Investing Activities - Forward                   $  (154,776)   $  (733,335)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Three Months Ended
                                                                                   June 30,
                                                                                   --------
                                                                              1 9 9 9      1 9 9 8
                                                                              -------      -------

   Net Cash - Operating Activities - Forwarded                             $  (980,841)   $  (772,253)
                                                                           -----------    -----------

   Net Cash - Investing Activities - Continuing Operations -
     Forwarded                                                                (154,776)      (733,335)
                                                                           -----------    -----------

Financing Activities - Continuing Operations:
   Purchase of Treasury Stock                                                   (9,250)            --
   Proceeds from Issuance of Common Stock                                      217,369      4,000,000
   Proceeds from Issuance of Preferred Stock                                   569,943        906,850
   Increase in Loan Payable to Shareholder                                     263,750         17,421
   Proceeds from Long Term Debt                                                110,000         25,423
   Payment from Notes Receivable                                                  --           70,000
   Payment of Notes Payable                                                       --          (41,733)
   Payment of Lease Payable                                                    (13,130)       (12,053)
   Decrease in Loan Receivable                                                 (49,524)            --
                                                                            ----------    -----------

   Net Cash - Financing Activities                                           1,089,158      4,965,908
                                                                            ----------    -----------

[Decrease] Increase in Cash and Cash Equivalents                               (46,459)     3,460,320

Cash and Cash Equivalents - Beginning of Period                                  9,102         (2,486)
                                                                            ----------    -----------

   Cash and Cash Equivalents - End of Period                               $   (37,357)   $ 3,457,834
                                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the quarter for:
     Interest                                                              $    17,214    $       782

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Purchase of Assets under Capital Lease Financing                        $    67,778    $        --

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Six Months Ended
                                                                     ----------------
                                                                           June 30,
                                                                           --------
                                                                     1 9 9 9        1 9 9 8
                                                                     -------        -------

Operating Activities:
   [Loss] Income from Continuing Operations                      $(2,442,689)   $   608,717
   Adjustments to Reconcile Net [Loss] Income to
     Net Cash [Used for] Operating Activities:
     Depreciation and Amortization                                   516,217        208,001
     Deferred Tax Asset                                             (123,691)            --
     Provision for Doubtful Accounts                               1,222,155        177,447
     Loss on Sale of Assets                                            3,100             --
     Realized Loss on Carrying Value of Investments                      648         55,455
     Gain on Sale of Subsidiary                                   (1,231,750)            --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                            13,715          4,046
       Prepaid Expenses                                                1,250            141
       Notes Receivable                                              (21,790)    (1,972,705)
       Other Assets                                                   66,650         (4,087)

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                        (106,364)      (138,298)
       Income Taxes Payable                                             --          149,627
       Other Current Liabilities                                        --           (2,429)
       Due to Customer                                                  --          (20,721)
                                                                 -----------    -----------

     Net Cash - Continuing Operations                             (2,102,549)      (934,806)
                                                                 -----------    -----------

Discontinued Operations:
   [Loss] from Discontinued Operations                               (54,261)       (65,751)
   Adjustments to Reconcile Net [Loss] to Net Cash Operations:
     Depreciation and Amortization                                    38,220         71,936
     Provision for Doubtful Accounts                                  18,915             --
     Changes in Net Assets and Liabilities                           238,577         71,998
                                                                 -----------    -----------

   Net Cash - Discontinued Operations                                241,451         78,183
                                                                 -----------    -----------

   Net Cash - Operating Activities - Forward                      (1,861,098)      (856,623)
                                                                 -----------    -----------

Investing Activities - Continuing Operations:
   Increase in Due from Related Parties                                 (828)       (26,506)
   Purchase of Investments                                          (318,429)      (818,278)
   Purchase of Property, Equipment, and Capitalized Software         (66,222)      (390,864)
   Sale of Investments                                             2,557,770        156,660
                                                                 -----------    -----------

   Net Cash - Investing Activities - Continuing Operations -
     Forward                                                     $ 2,172,291    $(1,078,988)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                           --------
                                                                                    1 9 9 9         1 9 9 8
                                                                                    -------         -------

   Net Cash - Operating Activities - Forwarded                                    $(1,861,098)   $  (856,623)
                                                                                  -----------    -----------

   Net Cash - Investing Activities - Continuing Operations -
     Forwarded                                                                      2,172,291     (1,078,988)
                                                                                  -----------    -----------

Investing Activities - Discontinued Operations:
   Purchase of Property and Equipment                                                 (29,715)        (9,231)
   Disposition Gain on Sale of Discontinued Operations                                     --             --
                                                                                  -----------    -----------

   Net Cash Investing Activities - Discontinued Operations                            (29,715)        (9,231)
                                                                                  -----------    -----------

Financing Activities - Continuing Operations:
   Proceeds from Conversion of Debt to Equity                                              --             --
   Proceeds from Issuance of Common Stock                                             217,312      4,309,600
   Proceeds from Issuance of Preferred Stock                                          570,000        906,850
   Purchase of Treasury Stock                                                        (975,293)            --
   [Decrease] Increase in Loan Payable to Shareholder                                 133,750        105,930
   Payment of Notes Payable                                                          (100,000)       (10,061)
   Payment of Lease Payable                                                           (20,584)            --
   Decrease in Loan Receivable                                                       (324,286)            --
   Proceeds from Long Term Debt                                                       110,000         53,500
                                                                                  ------------   -----------

   Net Cash - Financing Activities - Continuing Operations                           (389,101)     5,365,819
                                                                                  ------------   -----------

Financing Activities - Discontinued Operations:
   Proceeds from Long-Term Debt                                                        50,000            400
   Payment of Note Payable                                                            (41,500)       (23,652)
   Payment of Lease Payable                                                            (5,769)            --
                                                                                  -----------    -----------

   Net Cash Financing Activities Discontinued Operations                                2,731        (23,252)
                                                                                  -----------    -----------

Net Increase [Decrease] in Cash and Cash Equivalents                                 (104,892)     3,397,725

Cash and Cash Equivalents - Beginning of Years                                         67,535          8,774
                                                                                  -----------    -----------

   Cash and Cash Equivalents - End of Years                                       $   (37,357)   $ 3,406,499
                                                                                  ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                                                     $    24,719    $     1,098

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Conversion of Preferred Stock into Common Stock                                $       649    $       --
   Purchase of Assets under Capital Lease Financing                               $    73,989    $       --
   Sale of Subsidiary for Note Receivable                                         $ 2,400,000    $       --

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 1999

Note 1 -    Basis of Preparation
            --------------------

            The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of the results of operations to be reported for the full year ending December 31, 1999.

Note 2 -    Sale of Subsidiary
            ------------------

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

            The sale resulted in a gain of $1,231,751 which is reflected in other income. The transaction resulted in the Eminet Domain, Inc being treated as a discontinued operation

Note 3 -    Major Customers
            ---------------

            Income fees derived from major customers are tabulated as follow:

                                     Three Months Ended     Six Months Ended
                                            June 30             June 30
                                          1999    1998        1999     1998

        Customer A (Software System)   247,500      --     247,500      --
        Customer B (Software System)    60,000      --      60,000      --
        Customer C (Software System)   130,000      --     130,000      --
        Customer D (Software System)      --        --        --     250,000
        Customer E (Software System)      --        --        --     220,000
        Customer F (Software System)      --        --        --     350,000
        Customer G (Software System)      --     675,000      --     675,000
        Customer H (Software System)      --     100,000      --     100,000

Note 4 -    Capital Stock
            -------------

            In the second quarter of 1998, the Company sold 1,250,000 shares for
            a  total  of   $4,000,000   pursuant  to   Regulation  D  to  Hosken
            Consolidated Industries

            Also in the second quarter of 1998, 9,700,000 shares of common stock were issued to Atlantic International Entertainment Australia, a wholly owned subsidiary for use in a proposed takeover of the Australian Company, Coms21. As the proposed takeover did not take place, the 9,700,000 shares issued were cancelled. However, in the third quarter of 1998, 1,217,647 shares were exchanged for 12,176,470 shares of Coms21 in a one for ten stock swap. 10 ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Continued) June 30, 1999

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited) (Continued)
                                  June 30, 1999

Note 4 -   Capital Stock - Continued
           -------------------------

           In the second quarter of 1998, 10,000 shares of 5% Convertible Preferred Stock, $.001 par value, were issued to the Shaar Fund for $ 1,000,000.00 Each share is convertible into common stock by virtue of a formula contained in the Purchase Agreement which is 78% of the three day average closing bid price for the corporations common stock for the twenty five (25) trading days prior to the delivery of the notice of redemption. The amount of such non-cash discounts, which is analogous to a dividend, is $ 269,443. Holders of the above preferred stock are entitled to (i) quarterly cumulative dividends at the rate of 5% per annum of the original issue price of the preferred stock,
           (ii) a liquidation preference equal to the sum of $100 for each outstanding share of the preferred stock.

           In August 1998, 5,000 shares of the Company's common stock were issued to a consultant for services performed.

           In September 1998, 26,098 shares of the Company's common stock were issued to adjust the issuance of shares to certain individuals at the time of the Company's reverse merger in 1996.

           During the third and fourth quarter of 1998, 2,740 shares of convertible preferred stock valued at $274,000 were converted into 147,002 shares of common stock by virtue of a formula contained in the Purchase Agreement which relates to the average price per share of common stock within the conversion period.

           In October of 1998, the Company entered into a stock purchase agreement with Axxsys International, [Seller] to purchase the assets of Axxsys for $400,000. Under the agreement 200,000 shares of the Company's common stock were delivered and are held in escrow for a period of 12 months as the purchase price is contingent on average monthly revenues being achieved.

           During the first quarter of 1999, 5,000 shares of convertible preferred stock valued at $500,000 were converted into 395,823 shares of common stock by virtue of a formula contained in the purchase agreement which results to the average price per share of common stock within the conversion period.

           During the second quarter of 1999, 2260 shares of convertible preferred stock valued at $226,000 were converted into 253,933 shares of common stock by virtue of a formula contained in the purchase agreement which results to the average price per share of common stock within the conversion period.

           In the second quarter of 1999, 5,700 shares of 5% Convertible Preferred Stock, $.001 par value, were issued to the Shaar Fund for $570,000.00 Each share is convertible into common stock by virtue of a formula contained in the Purchase Agreement which is 78%

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited) (Continued)
                                  June 30, 1999

Note 4 -   Capital Stock - Continued
           -------------------------

           of the three day average closing bid price for the corporations common stock for the twenty five (25) trading days prior to the delivery of the notice of redemption. The amount of such non-cash discounts, which is analogous to a dividend, is $3,027. Holders of the above preferred stock are entitled to (i) quarterly cumulative dividends at the rate of 5% per annum of the original issue price of the preferred stock, (ii) a liquidation preference equal to the sum of $100 for each outstanding share of the preferred stock.

           On April 6, 1999 certain individual employees were issues 110,000 shares of common stock of the company as a signing bonus pertaining to employment agreements between the company and the individuals.

           In the second quarter of 1999, 75,000 shares of the company's common stock were issued to a consultant for services performed.


Note 5 -   Per Share Data
           --------------

           Per share data are based on the weighted average number of common shares outstanding during the respective periods. The diluted net income per share is based upon the options issued and outstanding as well as the assumed conversion of the Company's issued and outstanding preferred stock.

Note 6 -   Business Agreements
           -------------------

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

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited) (Continued)
                                  June 30, 1999

Note 7 -   Subsequent Events
           -----------------

           On July 1, 1999, the Company's largest institutional stockholder, Hosken Consolidated Industries, a South African corporation (the investment company for the Mine Workers Union and South African Clothing Workers Union), consummated its purchase of approximately 1,100,000 shares of the Company's common stock from Norman J. Hoskin, the Company's Chairman of the Board of Directors, which represents substantially all of Mr. Hoskin's holdings in the Company. Mr. Hoskin has resigned his positions as Chairman and Secretary/Treasurer and will limit his activities as a consultant to the Company due to his health. With its purchase, HCI share holdings increases to 2,361,935 shares or approximately 19% of total shares outstanding.

           ATLANTIC INTERNATIONAL ENTERTAIMENT, LTD. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

         Result of Operations

         Three Months Ended June 30, 1999 and 1998
         -----------------------------------------

         Net Revenues. The Company's revenues decreased approximately 67% in 1999 over the same period in 1998. Revenues from operations in the first quarter 1999 were $ 469,500, as compared with $ 1,425,908 for the same period in 1998. The decrease in revenues was the result of the company's implementation of its new product line. The investment in sales and marketing resources have also not yet fully impacted revenues as anticipated. The Company expects sales and market efforts to substantially increase revenues going forward.

         Cost of Revenues. Cost of revenues increased 42% in 1999 over the same period in 1998. The increase resulted from the increase in amortization of capitalized software development costs, which is reflected in cost of revenues. The Company expects amortization of development costs to be consistent going forward.

         Operating Expenses. Operating expenses increased by 103% or $ 796,890 in the second quarter 1999 over the same period in 1998. The increase was largely due to global expansion efforts, expenses related to product development and increased support staffing.

         Provision for Doubtful Accounts. Provision for doubtful accounts in the second quarter 1999 were $ 896,820 as compared with $ 70,963 for the same period in 1998. The increase resulted from management taking a conservative approach in recording its provision for doubtful accounts and a customer going out of business. The Company does not anticipate any additional provisions for doubtful accounts going forward as revenue is now recorded on cash basis.

         Six Months Ended June 30, 1999 and 1998
         ---------------------------------------

         Net Revenues. The Company's revenues decreased approximately 80% in 1999 over the same period in 1998. Revenues from operations for the six months ended June 30, 1999 were $ 498,500, as compared with $ 2,457,908 for the same period in 1998. The decrease in revenues was the result of the company's implementation of its new product line. The investment in sales and marketing resources have also not yet fully impacted revenues as anticipated. The Company expects sales and market efforts to substantially increase revenues going forward

         Cost of Revenues. Cost of revenues increased 104% for the six months ended June 30, 1999 over the same period in 1998. The increase resulted from the increase in amortization of capitalized software development costs, which is reflected in cost of revenues. The Company expects amortization of development costs to be consistent going forward.

           ATLANTIC INTERNATIONAL ENTERTAIMENT, LTD. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ------------------------------------------------------------

         Result of Operations - Continued
         --------------------------------

         Six Months Ended June 30, 1999 and 1998
         ---------------------------------------

         Operating Expenses. Operating expenses increased by 117% or $ 1,455,724 for the six months ended June 30, 1999 over the same period in 1998. The increase was largely due to global expansion efforts, expenses related to product development and increased support staffing.

         Provision for Doubtful Accounts. Provision for doubtful accounts for the six months ended June 30, 1999 were $ 1,222,155 as compared with $ 177,447 for the same period in 1998. The increase resulted from management taking a conservative approach in recording its provision for doubtful accounts and a customer going out of business. The Company does not anticipate any additional provisions for doubtful accounts going forward as revenue is now recorded on cash basis.

         Other Income. Other income increased by approximately $1,400,000 in 1999 over the same period in 1998. A gain on sale of $1,231,751 resulted from a percentage interest sold of the Company's wholly owned subsidiary. A $170,000 gain was recognized in a full and final settlement of a payable.

         Liquidity and Capital Resources
         -------------------------------

         Cash, cash equivalents and marketable securities, which consist primarily of high risk, priced securities totaled $2,575,937 at June 30, 1999 compared to $1,993,655 at June 30, 1998. The increase in cash, cash equivalents and marketable securities was due primarily to cash proceeds from the sale of Common Stock ($2,000,000) pursuant to Registration Statement S-8, exchange of the Company's shares to an Australian listed Company for shares of the Australian company in a one for ten stock swap resulting in ($3,351,000) proceeds, issuance of Common Stock of a public traded company (Purchaser) in lieu of certain assets sold to the purchaser ($2,137,000) and issuance of preferred stock for $570,000.

         The increase was offset by cash used for operations, a $1,400,000 debenture note issued by a foreign corporation and $1,200,000 for the purchase of treasury stock. Management believes that existing cash, cash equivalents and marketable securities will be sufficient to satisfy the Company's currently anticipated cash requirements.

           ATLANTIC INTERNATIONAL ENTERTAINMENT, LTD. AND SUBSIDIARIES

                                     PART II
Item 1.  Legal Proceedings

         Litigation - On June 9, 1999, the Company was determined to be liable in a civil action by Kelley & Kelley Advertising, Inc., the Company's advertising consultant during the Company's initial stage in 1996. The jury trial, which extended over three days, involved an October 23, 1996 agreement drafted and executed by a former employee who was subsequently fired by the Company. The trial concluded in the jury verdict of approximately $26,000.00 in compensatory damages and $350,000.00 in punitive damages. The jury verdict reflects the belief that the Company's former employee never intended to provide additional assignments to Kelley & Kelley. The evidence presented at trial did show that Kelley & Kelley did receive all of the payments due under the above agreement but only received one additional assignment. In addition, the undisputed facts at trial showed that the Company performed all of its future advertising in-house and did not engage a firm to replace Kelley & Kelley. Counsel for the Company has filed motions with the trial court for a directed verdict (overturning the jury verdict) based on Florida's "Economic Loss Rule" which precludes tort damages in a breach of contract case. In addition, counsel for the Company has requested that the Court reduce the punitive damages in accordance with Florida Statute 768.73 which considers any punitive damages in excess of three times the compensatory damages as excessive. The hearing on the above motions is set for August 20, 1999. Counsel for the Company has advised the Company that the verdict is against the manifest weight of the evidence and the law and if not reversed by the trial judge, then the Company should be successful on appeal. The Company will use any and all resources to reverse the above jury decision and will, if necessary, vigorously prosecute its appeal rights.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               27  Financial Data Schedule

         (b) Form 8-K - filed July 6, 1999, relating to the purchase of the Company's shares of common stock by Hosken Consolidated Industries from Norman J. Hoskin, Mr. Hoskin's resignation from his positions as Chairman and Secretary/Treasurer and the litigation with Kelley and Kelley Advertising, Inc.

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Atlantic International Entertainment, Ltd.



Date:  August 16, 1999                By: /s/ Richard A. Iamunno
                                          --------------------------------------
                                          (Signature)
                                          Richard A. Iamunno, President
                                          And Chief Executive Officer



Date:    August 16, 1999              By: /s/ Peter Lawson
                                          --------------------------------------
                                          (Signature)
                                          Peter Lawson, Chief Financial Officer