Form 10QSB
period 1999-09-30
ONLINE GAMING SYSTEMS INC
filed 1999-11-19
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999
                                       OR

[    ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 ( d )  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from  _____________   to _______________.

                         Commission File Number: 0-27256

                           ONLINE GAMING SYSTEMS, LTD.
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

YES         [ X  ]      NO   [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                      Outstanding as of November 13, 1999
-------------------------------------      ------------------------------------
      Common Stock, $.001 par value                    13,874,909

                                TABLE OF CONTENTS


Heading                                                                     Page


                         PART 1. - FINANCIAL INFORMATION

Item 1.   Financial Statements ...............................................2

          Consolidated Balance Sheet - September 30, 1999 (Unaudited) ......3-4

          Consolidated Statement of  Income and Comprehensive
          Income (Unaudited) .................................................5

          Consolidated Statement of Cash Flows - Nine Months ended
          September 30, 1999 (Unaudited)   .................................6-7


          Notes to Consolidated Financial Statements (Unaudited) ...........8-11

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................12-13


                          PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................14

Item 2.   Changes In Securities...............................................14

Item 3.   Defaults Upon Senior Securities.....................................14

Item 4.   Submission of Matters to a Vote of Securities Holders ..............14

Item 5.   Other Information ..................................................14

Item 6.   Exhibits and Reports on Form 8-K....................................14

          Signatures .........................................................15

                                     PART 1


Item 1.   Financial Statements

          The following unaudited financial Statements for the period ended September 30, 1999, have been prepared by Online Gaming Systems, Ltd. (the "Company") and Subsidiaries.



                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                              Financial Statements

                               September 30, 1999

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            AS OF SEPTEMBER 30, 1999


Assets:
Current Assets:
   Investments                                                 $   1,063,237
   Notes Receivable                                                   31,000
   Notes Receivable - Officer                                         43,435
   Deferred Tax Asset                                                123,691
   Prepaid Expenses                                                   23,965
   Due from Related Parties                                          169,068
   Other Current Assets                                                9,469
                                                               -------------

   Total Current Assets                                            1,463,865

Property and Equipment - Net                                         360,759
                                                               -------------

Equipment under Capitalized Lease - Net                              134,739
                                                               -------------

Software [Net of Accumulated Amortization of $ 1,137,469]          1,295,376
                                                               -------------

Intangibles [Net of Accumulated Amortization of $22,500]             427,500
                                                               -------------

Other Assets
   Other Assets                                                      119,486
   Notes Receivable                                                2,400,000
   Investment                                                        297,490
                                                               -------------

   Total Other Assets                                              2,816,976
                                                               -------------
   Total Assets                                                $   6,499,215
                                                               =============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            AS OF SEPTEMBER 30, 1999



Liabilities and Stockholders' Equity:
Current Liabilities:
    Cash Overdraft                                                $      42,609
   Accounts Payable and Accrued Expenses                              1,020,496
   Current Portion of Capital Lease Obligations                          55,042
   Current Portion of Long Term Debt                                    155,226
                                                                  -------------

   Total Current Liabilities                                          1,273,373

   Capital Lease Obligations                                             94,456
                                                                  -------------
   Total Liabilities                                                  1,367,829
                                                                  -------------
Stockholders' Equity:
   Convertible Preferred Stock - Par Value $.001 Per Share;
      Authorized 10,000,000 Shares, Issued and Outstanding,
      5,700 shares [Liquidation Preference $570,000]                         57

   Common Stock - Par Value $.001 Per Share;
      Authorized 100,000,000 Shares, Issued - 13,403,625 Shares          13,403

   Additional Paid-in Capital                                        12,931,249

   Treasury Stock, 540,675 Common Shares - At Cost                   (1,253,990)
   Accumulated Comprehensive Loss                                    (1,077,000)
   Accumulated [Deficit]                                             (5,082,333)

   Deferred Acquisition Costs                                          (400,000)
                                                                  -------------

   Total Stockholders' Equity                                         5,131,386
                                                                  -------------
   Total Liabilities and Stockholders' Equity                     $   6,499,215
                                                                  ==============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                        Three Months ended                Nine Months ended
                                                                           September 30,                   September 30,
                                                              1 9 9 9                  1 9 9 8         1 9 9 9         1 9 9 8
                                                              -------                  -------         -------         -------
Revenue                                                    $   113,575             $   670,229     $   612,075     $  3,174,000
Cost of Sales                                                  195,840                  66,158         685,780          381,460
                                                           -----------             -----------     -----------     ------------

Gross [Loss] Profit                                            (82,265)                604,071         (73,705)       2,792,540
                                                           -----------             -----------     -----------      -----------
Operating Expenses:
   General and Administrative                                1,511,898                 578,674       4,136,149        1,593,723
   Provision for Doubtful Accounts and Notes                        --               1,043,611       1,222,155        1,216,573
   Depreciation and Amortization                                88,968                 117,306         224,143          325,307
                                                           -----------             -----------     -----------      -----------
   Total Operating Expenses                                  1,600,866               1,739,591       5,582,447        3,135,603
                                                           -----------             -----------     -----------      -----------
   [Loss] Income from Operations                            (1,683,131)             (1,135,520)    (5,656,152)         (343,063)
                                                           -----------             -----------     ----------       -----------
Other [Expenses] Income:
   Interest Income                                                  50                  26,344         30,926            60,810
   Interest Expense                                            (17,187)                 (1,238)       (39,819)          (11,326)
   Other Income [Expense]                                     (215,818)                107,272      1,182,579            48,726
                                                           -----------             -----------     ----------       -----------
   Other [Expenses] Income - Net                              (232,955)                132,378      1,173,686            98,210
                                                           -----------             -----------     ----------       -----------
[Loss] Income from Continuing Operations Before
   Income Tax [Benefit] Expense                             (1,916,086)             (1,003,142)    (4,482,466)         (244,853)

Income Tax [Benefit] Expense                                        --                 (99,095)      (123,691)           47,374
                                                          ------------             -----------    -----------      ------------
   [Loss] Income from Continuing Operations                 (1,916,086)               (904,047)    (4,358,775)         (292,227)

Discontinued Operations:
    [Loss] from Operations of Discontinued
    Business  Segment [Net of Income Tax
    [Benefit] of ($30,521) and $(0), for the nine
    months ended September  30, 1999 and 1998,
    Respectively]                                                   --                 (31,093)       (54,261)          (99,947)
                                                          ------------             -----------     ----------       -----------

   Net [Loss] Income                                        (1,916,086)               (935,140)    (4,413,036)         (392,174)

Comprehensive Gain:
   Unrealized Holding Gain [Loss]
   arising during period                                    (1,033,311)                 (1,021)      (981,142)          (52,310)
                                                          ------------             -----------   ------------       -----------

   Total Comprehensive [Loss] Income                      $ (2,949,397)            $  (936,161)  $ (5,394,178)     $   (444,484)
                                                          ============             ===========   ============      ============

   Net [Loss] Income                                      $ (1,916,086)            $  (935,140)  $ (4,413,036)     $   (392,174)

   Preferred Stock Dividend in Arrears                           7,125                  12,500         26,750            20,833
                                                          ------------             -----------   ------------      ------------

   Net [Loss] Income Available to
   Common Stockholders                                    $ (1,923,211)            $  (947,640)  $ (4,439,786)     $   (413,007)
                                                          ------------             - ---------   ------------      ------------

   [Loss] Income Per Common Share:
   Continuing Operations                                  $      (0.15)            $      0.09   $      (0.34)     $       0.04

   Basic and Diluted Net [Loss] Income
   Per Share of Common Stock                              $      (0.15)            $      0.09   $      (0.34)     $       0.04

   Weighted Average Shares of Common
   Stock Outstanding                                        13,133,795              10,859,657     12,901,162        10,281,365

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            1 9 9 9         1 9 9 8
                                                                            -------         -------

Operating Activities:
           [Loss] Income from Continuing Operations                      $(4,358,775)   $  (292,227)
           Adjustments to Reconcile Net [Loss] Income to
              Net Cash [Used for] Operating Activities:
              Depreciation and Amortization                                  800,399        325,307
              Deferred Tax Asset                                            (123,691)       125,812
              Provision for Doubtful Accounts                              1,222,155      1,216,573
              Loss (Gain) on Sale of Investments                             221,637           --
              Realized Loss on Carrying Value of Investments                    --          (49,425)
              Gain on Sale of Subsidiary                                  (1,231,750)        (8,829)
              Issuance of Common Stock for services rendered                 140,000
              Issuance of Common Stock for Compensation                      217,312

           Changes in Assets and Liabilities:
              [Increase] Decrease in:
                 Accounts Receivable                                          13,715       (110,261)
                 Prepaid Expenses                                            (12,708)        (7,499)
                 Notes Receivable                                            108,211       (110,982)
                 Other Assets                                                 84,764        (91,782)

              Increase [Decrease] in:
                 Accounts Payable and Accrued Expenses                       (54,485)        24,967
                 Income Taxes Payable                                           --          (78,438)
                 Other Current Liabilities                                      --          (10,457)
                 Due to Customer                                                --          (20,721)
                                                                         -----------    -----------

              Net Cash - Continuing Operations                            (2,973,216)       912,038
                                                                         -----------    -----------

        Discontinued Operations:
           [Loss] from Discontinued Operations                               (54,261)       (99,947)
           Adjustments to Reconcile Net [Loss] to Net Cash Operations:
              Depreciation and Amortization                                   38,220        107,914
              Provision for Doubtful Accounts                                 18,915           --
              Loss on Sale of Assets                                            --              699
              Changes in Net Assets and Liabilities                          238,577       (178,354)
                                                                         -----------    -----------

           Net Cash - Discontinued Operations                                241,451       (169,688)
                                                                         -----------    -----------

           Net Cash - Operating Activities - Forward                      (2,731,765)       742,350
                                                                         -----------    -----------

        Investing Activities - Continuing Operations:
           Increase in Due from Related Parties                             (113,828)       (28,024)
           Purchase of Investments                                          (393,092)    (5,283,704)
           Purchase of Property, Equipment, and Capitalized Software         (71,711)      (922,753)
           Sale of Investments                                             3,131,291        177,371
           Purchase of Patents and License                                  (450,000)          --
                                                                         -----------    -----------
           Net Cash - Investing Activities - Continuing Operations -
              Forward                                                    $ 2,102,660    $(6,057,110)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                      -------------
                                                                                   1 9 9 9         1 9 9 8
                                                                                   -------        -------

           Net Cash - Operating Activities - Forwarded                          $(2,731,765)   $   742,350
                                                                                -----------    -----------

           Net Cash - Investing Activities - Continuing Operations -
              Forwarded                                                           2,102,660     (6,057,110)
                                                                                -----------    -----------

        Investing Activities - Discontinued Operations:
           Purchase of Property and Equipment                                       (29,715)        (6,317)
           Disposition Gain on Sale of Discontinued Operations                         --             --
                                                                                -----------    -----------

           Net Cash Investing Activities - Discontinued Operations                  (29,715)        (6,317)
                                                                                -----------    -----------

        Financing Activities - Continuing Operations:
           Proceeds from Issuance of Common Stock                                       105      4,596,681
           Proceeds from Issuance of Preferred Stock                                570,000        906,850
           Purchase of Treasury Stock                                              (975,293)          --
           [Decrease] Increase in Loan Payable to Shareholder                      (193,434)      (116,841)
           Payment of Notes Payable                                                (288,774)       (51,609)
           Payment of Lease Payable                                                 (31,373)        (6,548)
           Decrease in Loan Receivable                                             (324,286)          --
           Proceeds from Long Term Debt                                             344,000        123,500
           Proceeds from Notes Receivable                                         1,445,000
                                                                                -----------    -----------

           Net Cash - Financing Activities - Continuing Operations                  545,945      5,452,033
                                                                                -----------    -----------

        Financing Activities - Discontinued Operations:
           Proceeds from Long-Term Debt                                              50,000           --
           Payment of Note Payable                                                  (41,500)        (4,500)
           Payment of Lease Payable                                                  (5,769)       (33,051)
                                                                                -----------    -----------

           Net Cash Financing Activities Discontinued Operations                      2,731        (37,551)
                                                                                -----------    -----------

        Net Increase [Decrease] in Cash and Cash Equivalents                       (110,144)        93,405

        Cash and Cash Equivalents - Beginning of Years                               67,535         (4,046)
                                                                                -----------    -----------

           Cash and Cash Equivalents - End of Years                             $   (42,609)   $    89,359
                                                                                ===========    ===========

        Supplemental Disclosures of Cash Flow Information:
           Cash paid during the years for:
              Interest                                                          $    37,295    $     2,999

        Supplemental Schedule of Non-Cash Investing and Financing Activities:
           Conversion of Preferred Stock into Common Stock                      $       649    $        39
           Purchase of Assets under Capital Lease Financing                     $    77,883    $      --
           Sale of Subsidiary for Note Receivable                               $ 2,400,000    $      --
           Issuance of Common Stock for Notes Receivable                                       $ 2,000,000


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                  ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1999


Note 1 -    Basis of Preparation

            The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations for the nine-month period ended September 30, 1999, are not necessarily indicative of the results of operations to be reported for the full year ending December 31, 1999.

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

            Income fees derived from major customers are tabulated as follow:

                                                    Three Months Ended           Nine Months Ended
                                                       September 30               September 30
                                                    1999        1998             1999            1998

            Customer A (Software System)           30,000         --            247,500             --
            Customer B (Software System)           37,500         --            130,000             --
            Customer C (Software System)               --         --             60,000             --
            Customer D (Software System)               --         --             37,500             --
            Customer E (Software System)               --         --             50,000             --
            Customer F (Software System)               --    175,000                 --        175,000
            Customer G (Software System)               --    450,000                 --        450,000
            Customer H (Software System)               --         --                 --        250,000
            Customer I (Software System)               --         --                 --        220,000
            Customer J (Software System)               --         --                 --        350,000
            Customer K (Software System)               --         --                 --        675,000

                  ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited)(Continued)
                               September 30, 1999

Note 4 -    Capital Stock

            In the second quarter of 1998, the Company sold 1,250,000 shares for
            a  total  of   $4,000,000   pursuant  to   Regulation  D  to  Hosken
            Consolidated Industries

            Also in the second quarter of 1998, 9,700,000 shares of common stock were issued to Online Gaming Systems Australia, a wholly owned subsidiary for use in a proposed takeover of the Australian Company, Coms21. As the proposed takeover did not take place, the 9,700,000 shares issued were cancelled. However, in the third quarter of 1998, 1,217,647 shares were exchanged for 12,176,470 shares of Coms21 in a one for ten stock swap.

            In the second quarter of 1998, 10,000 shares of 5% Convertible Preferred Stock, $.001 par value, were issued to the Shaar Fund for $ 1,000,000.00 Each share is convertible into common stock by virtue of a formula contained in the Purchase Agreement which is 78% of the three day average closing bid price for the corporations common stock for the twenty five (25) trading days prior to the delivery of the notice of redemption. The amount of such non-cash discounts which is analogous to a dividend is $ 269,443. Holders of the above preferred stock are entitled to; (i) quarterly cumulative dividends at the rate of 5% per annum of the original issue price of the preferred stock, (ii) a liquidation preference equal to the sum of $100 for each outstanding share of the preferred stock.

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

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited) (Continued)
                               September 30, 1999

            During the second quarter of 1999, 2,260 shares of convertible preferred stock valued at $226,000 was converted into 253,933 shares of common stock by virtue of a formula contained in the purchase agreement which results to the average price per share of common stock within the conversion period.

            In the second quarter of 1999, 5,700 shares of 5% Convertible Preferred Stock, $.001 par value, were issued to the Shaar Fund for $570,000 Each share is convertible into common stock by virtue of a formula contained in the Purchase Agreement which is 78% of the three day average closing bid price for the corporations common stock for the twenty five (25) trading days prior to the delivery of the notice of redemption. The amount of such non-cash discounts which is analogous to a dividend is $53,451 holders of the above preferred stock are entitled to; (i) quarterly cumulative dividends at the rate of 5% per annum of the original issue price of the preferred stock, (ii) a liquidation preference equal to the sum of $100 for each outstanding share of the preferred stock.

            On April 6, 1999 certain individual employees were issued 110,000 shares of common stock of the company as a signing bonus pertaining to employment agreements between the company and the individuals.

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

            In the third quarter of 1999, 52,500 shares of the Common Stock were issued in lieu of expenses paid on behalf of the Company.

Note 5 -    Per Share Data

            Per share data are based on the weighted average number of common shares outstanding during the respective periods. The diluted net income per share is based upon the options issued and outstanding as well as the assumed conversion of the Company's issued and outstanding preferred stock.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited) (Continued)
                               September 30, 1999

Note 6 -    Business Agreements

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

            In the third quarter of 1999, the Company signed an agreement to purchase the license to market and distribute a portable hand held device from Accord Technologies, A South African corporation. The Company paid two hundred fifty thousand dollars ($250,000) for the rights to the license.

Note 7 -    Change of Name

            As of September 24, 1999 the Company changed its name from Atlantic International Entertainment, Ltd. to Online Gaming Systems, Ltd.

Note 8 -    Subsequent Events

            On November 8, 1999 the Company entered into an agreement to issue 9,300 shares of 5% Convertible Preferred Stock, $.001 par value to the Shaar Fund for $930,000. Each share is convertible into Common Stock by virtue of a formula contained in the purchase agreement which is 78% of the three day average closing bid price for the corporation's Common Stock for the twenty-five (25) trading days prior to the delivery of the notice of redemption.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Result of Operations

            Three Months Ended September 30, 1999 and 1998

            Net Revenues. The Company's revenues decreased approximately 83% in 1999 over the same period in 1998. Revenues from operations in the first quarter 1999 were $ 113,575, as compared with $ 670,229 for the same period in 1998. The decrease in revenues was the result of the company's implementation of its new product line. The investment in sales and marketing resources have also not yet fully impacted revenues as anticipated. The Company expects sales and market efforts to increase revenues going forward.

            Cost of Revenues. Cost of revenues increased 196% in 1999 over the same period in 1998. The increase resulted from the increase in amortization of capitalized software development costs, which is reflected in cost of revenues. The Company expects amortization of development costs to be consistent going forward.

            Operating Expenses. Operating expenses increased by 130% or $ 904,886 in the third quarter 1999 over the same period in 1998. The increase was largely due to global expansion efforts, expenses related to product development and increased support staffing.

            Provision for Doubtful Accounts. Provision for doubtful accounts in the third quarter 1999 were $ 0 as compared with $ 1,043,611 for the same period in 1998. The decrease resulted from a change in the recording of revenues from accrual basis to cash basis. The Company does not anticipate any provisions for doubtful accounts going forward.


            Nine Months Ended September 30, 1999 and 1998

            Net Revenues. The Company's revenues decreased approximately 80% in 1999 over the same period in 1998. Revenues from operations for the nine months ended September 30, 1999 were $ 612,075, as compared with $ 3,174,000 for the same period in 1998. The decrease in revenues was the result of the company's implementation of its new product line. The investment in sales and marketing resources have also not yet fully impacted revenues as anticipated. The Company expects sales and market efforts to substantially increase revenues going forward.

            Cost of Revenues. Cost of revenues increased 80% for the nine months ended September 30, 1999 over the same period in 1998. The increase resulted from the increase in amortization of capitalized software development costs, which is reflected in cost of revenues. The Company expects amortization of development costs to be consistent going forward.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Result of Operations - Continued

            Nine Months Ended September 30, 1999 and 1998

            Operating Expenses. Operating expenses increased by 127% or $2,441,262 for the nine months ended September 30, 1999 over the same period in 1998. The increase was largely due to global expansion efforts, expenses related to product development and increased support staffing.

            Provision for Doubtful Accounts. Provision for doubtful accounts for the nine months ended September 30, 1999 were $ 1,222,155 as compared with $ 1,216,573 for the same period in 1998. The provision for doubtful accounts resulted from management taking a conservative approach in recording its provision for doubtful accounts. The Company does not anticipate any additional provisions for doubtful accounts going forward as revenue is now recorded on cash basis.

            Other Income. Other income increased by approximately $1,133,853 in 1999 over the same period in 1998. A gain on sale of $1,231,751 resulted from a percentage interest sold of the Company's wholly owned subsidiary. A $170,000 gain was recognized in a full and final settlement of a payable. A loss of sale on trading stock for $221,636 was realized.


            Liquidity and Capital Resources

            Cash, cash equivalents and marketable securities, which consist primarily of high risk, priced securities totaled $1,020,628 at September 30, 1999 compared to $6,439,916 at September 30, 1998. The decrease in cash, cash equivalents and marketable securities was due primarily by cash used for operations, a unrealized loss of $1,306,000 on marketable securities and $1,200,000 for the purchase of treasury stock. Management believes that an agreement signed for an equity investment into the Company will be sufficient to satisfy the Company's currently anticipated cash requirements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

PART II
Item 1.     Legal Proceedings

            Litigation - On June 9, 1999, the Company was determined to be liable in a civil action by Kelley & Kelley Advertising, Inc., the Company's advertising consultant during the Company's initial stage in 1996. The jury trial, which extended over three days, involved an October 23, 1996 agreement drafted and executed by a former employee who was subsequently fired by the Company. The trial concluded in the jury verdict of approximately $26,000 in compensatory damages and $350,000 in punitive damages. The jury verdict reflects the belief that the Company's former employee never intended to provide additional assignments to Kelley & Kelley. The evidence presented at trial did show that Kelley & Kelley did receive all of the payments due under the above agreement but only received one additional assignment. In addition, the undisputed facts at trial showed that the Company performed all of its future advertising in-house and did not engage a firm to replace Kelley & Kelley. Counsel for the Company has filed motions with the trial court for a directed verdict (overturning the jury verdict) based on Florida's "Economic Loss Rule" which precludes tort damages in a breach of contract case. On August 20, 1999 The Court reduced the punitive damages in accordance with Florida Statute 768.73 to approximately $105,000. Counsel for the Company has advised the Company that the verdict is against the manifest weight of the evidence and the law and if not reversed by the trial judge, then the Company should be successful on appeal. The Company will use any and all resources to reverse the above jury decision and will, if necessary, vigorously prosecute its appeal rights.

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

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits
            (b)     Form 8-K - July 7, 1999

                    27  Financial Data Schedule

                           Online Gaming Systems, Ltd.

            In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 18, 1999               By: /s/ Richard A. Iamunno
                                          ---------------------------------
                                         (Signature)
                                         Richard A. Iamunno, President
                                         And Chief Executive Officer



Date: November 18, 1999               By:  /s/ Peter Lawson
                                          ---------------------------------
                                           (Signature)
                                           Peter Lawson, Chief Financial Officer