Form 10KSB
period 1999-12-31
ONLINE GAMING SYSTEMS INC
filed 2000-04-14
CIK 1003739

U.S SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999

/  /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  January 1, 1999  to December 31, 1999

                         Commission file number 0-27256

                           ONLINE GAMING SYSTEMS, LTD.
     -----------------------------------------------------------------------
           DELAWARE                                    13- 3858917
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

            State issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended December 31, 1999 were $ 850,950.

            The aggregate market value at March 31, 2000 of shares of the registrant's Common Stock, $.001 par value per share (based upon the closing price of $ 1.25 per share of such stock on the Nasdaq OTC Bulletin Board on such date), held by non-affiliates of the Registrant was approximately $18,305,225. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 11, 2000 there were outstanding 14,669,166 shares of the Registrant's Common Stock, $.001 par value.

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

OVERVIEW

            We develop and market interactive products and services in the gaming entertainment and information technology fields. We were incorporated in the state of Colorado in October 1939 under the name "Pacific Gold, Inc." to explore and develop gold and silver ore prospects and to operate mining and milling facilities. Pacific Gold, Inc. conducted limited mining activities until operations ceased. After we changed our name to The CEEE Group, we then sought new business opportunities as a development stage entity.

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

            We acquired the major assets of RAM Associates, Inc. in 1996. The RAM assets we acquired included

o           COMMUNITY CASINO
o           REALSPORTS(TM)

These products formed a part of the foundation of our current gaming software products. Other products acquired from RAM included

o           HOTEL HOTLINKS(TM)
o           CLUB INTERACTIVE.

            In March 1997, we acquired the Internet service provider and developer, The EmiNet Domain, Inc. Through the EmiNet Domain, Inc. we based our interactive non-gaming and wagering products and services. The EmiNet Domain, Inc. offers dial-up Internet business and web hosting development services to commercial markets. (See page 9 for sale of the Eminet Domain, Inc.)

            The Company's executive offices are located at 200 East Palmetto Park Road, Suite 200, Boca Raton, Florida 33432. The telephone number of the Company is (561) 393-6685. The Company maintains a home page on the Internet at http://www.ogsltd.com.

PRODUCTS AND SERVICES

Interactive Gaming, Wagering, Charitable and Fund Raising Products

Interactive Casino Extension(TM)

            The Company's flagship product is ICE (Interactive Casino Extension). In September of 1998, AIE introduced Version 2.0 which is based on industry standard Microsoft(R) and Macromedia(R) tools. This version included a more robust database and accounting back office, the support for junketeers, and four games which utilized the Microsoft crypto-API random number generator. In December of 1998, Version 2.1 was shipped which included three new games: Sic-Bo (a popular Asian game), Baccarat, and Video Keno. Additionally, the ability to download the Casino graphics to the player's computer was introduced. In March of 1999, Version 2.2 was released and included: Scratch-Off lottery cards, increased voice, a new roulette wheel design, and the ability to download a game at a time beside the earlier ability to download the entire Casino graphics. In September of 1999, Version 2.3 was released which had redesigned graphics for the Slot machines, Blackjack, Baccarat, and Roulette table tops; Auto detection of Shockwave; enhanced Credit Card monitoring, enhanced administrative security levels, enhanced email capabilities, enhanced deposit reporting.

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

WebSports(TM)

            The Company licenses webSports to licensed bookmakers. In March 1998, AIE released Version 1.5 and Version 1.6 in the Fall. The release included support for baseball and the introduction of Tax reporting, to support Australia and South Africa, along with support for Australian Regulators. AIE has developed Version 2.0 of webSports, which will be integrated into the ICE accounting and database back office, taking advantage of the development completed last year and running in the field since August of 1998. Version 2.0 was introduced with a focus on International Sports Wagering, supporting such sports as: Cricket, Rugby, Golf, Football and others. The taxation and regulator items will be included. The product is targeted for July 1999, in time to have all customers ready for the American Football season.

WebSports is priced allowing the operator to receive all new Sports and enhancements to the product, including a customized Lobby. A monthly maintenance fee is required which provides for twenty-four (24) hours per day seven days a week worldwide support, maintenance updates and a 30-day warranty period. As an alternative, a purchase price is available and new sports will be made available for a fee depending on the potential revenue for the client. The monthly maintenance fee is required for support and maintenance as long as the release is supported. Hardware costs are excluded from the AIE fees.


Bingo Blast(TM)

            In the late fall of 1998, AIE entered into an agreement with Cybergames Inc. (CYGA:OTC) where jointly they would provide a fund raising game for the First Lady of Costa Rica. The site will be called "Bingo of the Americas" and will provide the U.S Red Cross, and the American Cancer Society, with revenues. This agreement prompted the development of Bingo Blast was released and developed to the retail market in the second quarter of 1999. Bingo Blast is a multi-player, pari-mutual progressive prize game. The design is based on the ICE platform, lowering development time and cost. Game play is intended to simulate the actual experience in a Bingo Hall. Each game has a minimum prize that is increased based on the number of cards purchased and has a progressive prize that increases until a player calls Bingo in a certain number of balls called. There are thirty (30) different Bingo patterns, customizable graphics and one of the first AIE products to introduce rules and customer information in Spanish and English.

            Bingo Blast is priced similar to the ICE(TM) product. A monthly maintenance fee is required which provides for twenty four (24) hours per day seven days a week worldwide support, maintenance updates and a 30-day warranty period. Hardware is not included in the price.


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

            For  all  AIE  products,   AIE  provides  support  for  credit  card
processing through processing vendors such as: Secure Bank, E-Payment Solutions, Cybersource(R) and Barclays. AIE also offers custom programming for a fee.

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

            The commodity pricing of powerful computers and the wealth of information available on the internet have all contributed to the creation of a vast market of consumers and business buyers. During the last three years, the number of Internet service providers ("ISP's") in the United States alone has grown from roughly zero to over 3,000. Management attributes the influx of ISP's to several factors which include

            o    an increasing  demand for connection to the internet
            o the internet offers significant marketing opportunities for a variety of products and services
            o providing internet connections requires minimum expertise and start-up costs

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

Marketing

            Our sales and marketing efforts over the past year have stepped up considerably. From a base in Boca Raton at the beginning of the year we opened sales and marketing efforts in Sydney and Brisbane in Australia, as well as in London, Las Vegas and South Africa. We have formed two marketing alliances, one with Anchor Gaming in the United States and the other with John Huxley in the United Kingdom.


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

            We sell our product to owners and expect them to own and run their business. We take a minimal royalty and provide all new games and enhancements for a fee. We also focus our marketing efforts on established gaming entities such as cruise ships, licensed book makers, respected charitable organizations and land based casinos and other land based gaming operations. We sell the ability to expand and retain a current customer base.

            Service is provided twenty four hours per day, seven days per week along with the ability to remotely diagnose and fix all problems and provide upgrades. A standard business practice is on-site installation and a full week of training of all personnel at no additional fee.

Employees

      As of March 31, 2000, we had twenty eight (28) full-time employees in the Boca Raton, Florida office and four (4) full-time employees in Australia We may also employ full-time and part-time consultants on an as-needed basis. We consider our relationship with our employees to be satisfactory.

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

            On March 11, 1999 the Company entered into an agreement to sell its wholly owned subsidiary, The Eminet Domain, Inc. to Centerline Associates, Inc. The agreement called for the sale of 81% of its interest in the Eminet Domain, Inc. for $2,500,000, payable $100,000 in cash and $2,400,000 promissory note payable two years from closing. The closing date of the transaction was March 31, 1999. However, on December 10, 1999 the parties reformed the agreement to provide the sale of the Company's entire interest in Eminet Domain in exchange for $2,500,000 in convertible preferred stock in Atlantic Internet Holdings, Inc., a Florida holding company which has as one of its subsidiaries, The Eminet Domain.

            During 1999 the Company laid the infrastructure to allow it to market on a global basis. Its "go to market" philosophy ensured that Online Gaming Systems would be represented in the entire major gaming and wagering jurisdictions in the world. To facilitate this, the Company widened its marketing area to include the United Kingdom, Europe, Australia, the Asia Pacific Region and South Africa. The Company also took steps to widen its product range by acquiring a Las Vegas based manufacturer that has allowed it to manufacture a complementary product.

            A more detailed description of the Company's strategy as follows: -

            Acquisition of Excel Design, Inc.

            In April 1999 Online Gaming Systems, Ltd. acquired the business of Excel Design, Inc. Excel has developed a hand held portable and wireless gaming device. This product gives gaming operators the flexibility to extend play to secured areas in the sportsbook bar, restaurant pool and bingo areas. The system runs existing gaming companies programs (e.g. Bally and Sigma) and requires no bill hopper or coin mechanism. The potential for Online Gaming Systems, Ltd. is to expand the Excel product in a variety of markets including the Las Vegas casinos, cruise liners, Australian clubs and South African casinos. Online Gaming Systems, Ltd. also intends to integrate its existing Internet based product to extend Excels product line.

            In line with the Company's policy of appointing expert sales and marketing organizations, Anchor Gaming was appointed in September 1999 to sell and market Excel's products. The product is currently lodged for approval with the Nevada Gaming Commission. Sales are expected in the fourth quarter 2000.

            John Huxley Casino Equipment, Ltd.

            In May 1999 Online Gaming Systems, Ltd. entered into an alliance with the London based John Huxley Casino Equipment, Ltd. Huxley is considered to be the largest casino equipment manufacturer (other than gaming machines) in the world and currently services 3000 customers, many with multiple casinos. Huxley will have exclusive distribution rights for all Online Gaming Systems, Ltd.'s products in England and Europe and non-exclusive in all other areas except Australia and the United States.

            It is the intention of Online Gaming Systems, Ltd. to add marketing and technical support staff at Huxley's London offices.

            This alliance will allow Online Gaming Systems, Ltd. through Huxley to access established casino operators throughout the United Kingdom and Europe in a cost effective and creditable manner.

            Online Gaming Systems Australia Pty.

            The Australian subsidiary was incorporated in 1998 for the purpose of launching a take over for the listed Australian company Coms21, Ltd. The takeover was unsuccessful and aborted in December 1998.

            In July 1999 in line with the Company's strategy of having a presence in major regulated markets an office was established in Sydney, Australia. Sydney is the largest capital city in Australia. The Australian gaming industry is the second largest regulated gaming industry in the world. Gaming in all forms including horse racing and lotteries turn over in excess of
                                      -10-

AUD$100 billion a year and has shown phenomenal growth over the past decade. The industry employs over 150,000 people and accounts for an average of 12% of the state and territory government revenues.

            Internet gaming is currently legal in three states and three territories. Australia is looked on by the rest of the world as a leader in the development of legalizing and regulating Internet gambling. The vast majority of the Pacific Islands in close proximity to Australia such as Vanuatu, Nauru, Solomon Islands also issue licenses. Because of this regulated environment Australia has been able to attract operators from the rest of the world as well as from within Australia.

            Online Gaming Systems Australia achieved its first sportsbook sale in November 1999 and its first casino sale in December 1999. Since then three more casino sales and one other sportsbook sale have been announced.

            Global Payment Technology Holdings, Ltd. S.A

            Online Gaming Systems, Ltd. acquired a 23.9% equity position in South African based Global Payment Technology Holdings Limited, ("GPT Limited")on November 1, 1999. GPT Limited currently markets and distributes authentication and validation equipment to South African gaming operators. GPT, Limited plans to enter the Interactive gaming market in South Africa as a distributor of Online Gaming System's product lines.


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

            High Speed Modems - As the installed personal computer ("PC") base has grown, it has become increasingly common for those PCs to have a modem
                                      -11-
connection. Many new computers now have higher speed, pre-installed modems, as a K56 Flex, allowing connections to be made even more easily.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

            We lease approximately 5,150 square feet of office space in Boca Raton, Florida expiring on September 30, 2002 with a monthly rent of approximately $9,485. We believe that our existing facilities are adequate for our current needs and that additional facilities in its service area are available to meet future needs. ITEM 3. LEGAL PROCEEDINGS. The Company is a party to pending or threatened litigation, both as plaintiff and defendant. However, the Company believes that said litigation will not materially affect the Company's operations or financial condition.

            a. Kelley and Kelly Advertising - Breach of Contract - This case arose from a Settlement Agreement entered into by the Company with its former advertising company. The Company believed that the work performed by Kelley was not in compliance with industry standards and terminated the Settlement Agreement. Kelley sued and the Company settled the claim for $75,000 and 100,000 shares of restricted stock.

            b. Axxsys International - Temporary and Permanent Injunction - Acquisition of Assets of Axxsys

                  On November 8, 1998, Atlantic acquired the assets of Axxsys in exchange for 200,000 shares of stock. Axxsys and its affiliates filed suit on November 17, 1998 against Atlantic seeking injunctive relief based on numerous allegations the essence of which was that the 200,000 shares of Atlantic stock was not adequate consideration for the transfer of the Axxsys assets. Since Axxsys and its affiliates waited until January, 1999 to serve Atlantic with the action and since they have an adequate remedy in the form of damages, it is very likely that this suit will not proceed beyond the pleading stage. However, it is anticipated that Axxsys will amend their pleadings to seek damages. Based on the allegations contained in Axxsys' own complaint it seems clear that Axxsys was not a viable company and consequently any value assigned to the Atlantic stock will be in excess of any fair market value for the Axxsys assets. Counsel believes that there is no merit to this action. This case is currently not set for trial

            c. Cabrero - The Company is suing a former employee for failure to perform his duties and for inducing the Company to give him $10,000 for software he never delivered. The Employee has counter sued because he claims the Company did not give him "COBRA" notice and he incurred approximately $30,000 in medical expenses. The Company did provide COBRA notice and the medical expenses should be the responsibility of the Insurance company. This case is not currently set for trial.

            d. Newton - Mr. Newton was engaged by the Company in 1996 to be its spokesman. The Company and Mr. Newton signed two identical non-cancelable contracts, one for 215,000 shares and the other for 15,000 shares. The Company never used the services of Mr. Newton and the Company believes that both parties to said contracts abandoned them. Further it appears that both contracts were not signed at the same time but that the 15,000 share contract was a novation. In the interest of settlement the Company has issued and delivered to Mr. Newton 5,000 shares. This case is not currently set for trial. Mr. Newton's deposition is scheduled for April 14, 2000.

            e. Keane - this is a suit for past due services rendered to the Company. The Company disputes the amount of the outstanding invoices and the quality of the work performed. This case is not set for trial

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            On  September  24,  1999,  the  Company  held its Annual  Meeting of
Shareholders to, among other things, vote on a board of directors. There were 6,965,882 shares voted for the proposal.

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


Fiscal Year Ending December 31, 1998

By Quarter                                           Common Stock
----------                                           ------------

      Quarter             Date                    High          Low
      -------             ----                    ----          ---

      1st            March 31, 1998               $4.80       $3.00

      2nd            June 30,1998                 $4.125      $3.625

      3rd            September 30, 1998           $4.375      $2.990

      4th            December 31, 1998            $3.00       $1.313


Fiscal Year Ending December 31, 1999

By Quarter                                           Common Stock
----------                                           ------------

      Quarter             Date                    High          Low
      -------             ----                    ----          ---

      1st            March 31, 1999               $3.00       $1.1875

      2nd            June 30,1999                 $3.5625     $1.96875

      3rd            September 30, 1999           $3.3125     $2.25

      4th            December 31, 19998           $2.46875    $0.90625


            Trading transactions in our securities occur in the over-the-counter electronic bulletin board market. All prices indicated herein are as reported to us by broker-dealer(s) making a market in our securities. The quotes indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

            As of December 31, 1999, there were approximately 575 Holders of Record of our Common Stock, including brokerage firms, clearinghouses, and/or depository firms holding our securities for their respective clients. The exact number of beneficial owners of our securities is not known.

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

OVERVIEW

            During 1999, the Company continued its business efforts in Interactive Gaming & Wagering. Gaming and Wagering continues to grow in terms of customer base and product line. A market for the gaming and wagering products has been established whereby the Company has entered into various license agreements. The Company expects to expand its account base with its existing product line for the foreseeable future. In late 1999 the Company's products began to benefit the continued increase in market acceptance of Interactive gaming products in the segments the Company markets to. The segments include global land based gaming and wagering operators and Internet media related company. The Company anticipates a significant increase in sales and revenues in the coming year.

RESULTS OF OPERATIONS

      The following is a summary of the Company's financial and operating data:

                                          YEAR ENDED DECEMBER 31,
STATEMENTS OF CONTINUING
OPERATIONS DATA:                      1999                     1998
------------------------------        ----                     ----

Revenue                            $   850,950             $ 2,426,230
[Loss] Income from Operations       (6,637,602)             (2,401,793)
Net [Loss] Income                   (6,888,921)             (1,332,400)
Basic and Diluted Net
[Loss] Income Per Common Share     $     (0.55)            $     (0.15)

STATEMENT OF CONTINUING
OPERATIONS DATA                       1999                     1998
-----------------------------         ----                     ----
Working Capital                    $    65,979             $ 4,667,465
Total Assets                         4,898,292              10,406,587
Total Liabilities                    1,354,609               1,427,969
Stockholders' Equity                 3,543,683               8,978,618


STATEMENTS OF DISCONTINUED
OPERATIONS DATA:                      1999                     1998
-------------------                   ----                     ----

Revenue                            $       --             $  544,057
[Loss] Income from Operations         (54,261)              (371,448)
Net [Loss] Income                     (54,261)              (371,448)
Basic and Diluted Net [Loss]
Income per Common Share            $       --             $    (0.04)


BALANCE SHEET DATA -
DISCONTINUED OPERATIONS:              1999                     1998
-------------------                   ----                     ----

Working Capital                    $       --             $  (65,845)
Total Assets                               --              1,546,350
Total Liabilities                          --                195,078
Stockholders' Equity                       --              1,351,272

OUTLOOK

RESULTS OF OPERATIONS

            The Company's net loss for 1999 was ($6,888,921)compared to net loss of ($1,332,400) for 1998. The substantial decrease was due to several factors. Net revenues for the Company for 1999 compared to 1998 decreased by 65% or $1,575,280. The decrease in revenues was the result of the development of the new product version. The Company stopped promotion of the old version and sales and marketing efforts did not produce anticipated results. The Company intends to allocate large resources to sales and marketing for 2000 and expects revenues to substantially increase.

            Cost of sales and operating expenses increased by 54% or $2,660,529 in 1999 compared with 1998. The increase was largely due to global expansion efforts, expenses related to product development, increased support staffing and amortization of capitalized product development. Cost of revenues is not directly related to revenues. Provision for doubtful accounts was $1,222,185 and $1,435,040 for 1999 and 1998 respectfully. Going forward the Company does not anticipate any provision for doubtful accounts as revenues are recorded when monies are received.

LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 1999 the Company had working capital of $65,979 compared with $4,667,465 at December 31, 1998. The decrease in working capital was primarily due to negative cash flow from operations.

            Management   believes  that  existing  cash,  cash  equivalents  and
marketable securities will be sufficient to satisfy the Company's currently anticipated cash requirements.

INFLATION

            In the opinion of management, inflation has not had a material adverse effect on its results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

            [See page F-1.]


ITEM 9.  RELATED PARTY TRANSACTIONS.

            The Company has a receivable due from an affiliated company, whose shareholders are also shareholders of the Company. The balance of the receivable at December 31, 1999 is $56,068. During the year ended December 31, 1999, there were no additional advances or repayments. The original advance accrued interest at a rate of 6% per annum and is due on demand.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

            The directors and executive officers of the Company and their positions with the Company are set forth below.

                NAME             AGE              POSITION
                ----             ---              --------


          Richard A. Iamunno     42     President, Chief Executive
                                        Officer and Director

          Peter H. Lawson        51     Chief Financial Officer and
                                        Chief Operating Officer

          John Copelyn           51     Chairman of the Board

          Martin V. McCarthy     44     Director

          Marcel Golding         40     Director

          Jeffrey L. Hurwitz     44     Director


            RICHARD A. IAMUNNO has served as a Director, the Chief Executive Officer and President since its inception on July 16, 1994. Prior to starting the Company, Mr. Iamunno was President of Ameristar International, an investment-banking firm that provided European-based companies with merger assistance into the U.S. public marketplace. Mr. Iamunno's business experience includes positions as Senior Director of Marketing and Vice President of Western Union Corporation. Mr. Iamunno is presently a director of Atlantic International Capital Holdings, Ltd., a Bermuda based investment company and has in the past served as a Director of Tapistron International, as a Director and officer of Trinitech Systems, Inc. Mr. Iamunno attended Drake University in Des Moines, Iowa.

            PETER H. LAWSON has served as a Director of Online Gaming Systems, Ltd. since March 1999. In July 1999, he was appointed Chief Financial Officer and in January 2000, Chief Operating Officer. He has executive responsibility to the Australian Operation which was set up in July 1999. He was previously a Director of an Australian Stock broking operation and has extensive experience in the areas of corporate finance, mergers, acquisitions, IPO's and capital raising. He is also a Director of the 100% owned Australian Subsidiary. Mr. Lawson holds a commerce degree and is a certified practicing accountant. He also holds a post graduate qualification in finance from the Securities Institute in Australia.

            JOHN COPELYN is currently the Chief Executive Officer of the South African Clothing and Textile Workers Union Investment Group and the Chief Executive Officer of Hosken Consolidated Investments, Ltd., a company traded on the Johannesburg Stock Exchange. During 1992-1994, Mr. Copelyn was Chief Executive Officer of Zenzeleni Clothing. From 1994-1997, Mr. Copelyn served as an elected member of the democratically elected South African parliament. In addition, he has held numerous positions with South African trade unions including serving on the Central Committee of COSATU. Mr. Copelyn is also a licensed attorney in South Africa. Mr. Copelyn also serves as director for other gaming and non-gaming companies. He attended both the University of Witwatersrand and University of South Africa.

            MARTIN V. MCCARTHY was appointed a Director of the Company in March of 1998. Mr. McCarthy was the President and CEO of IDD Enterprises, L.P. The Company was recently sold to Dow Jones and Company. Mr. McCarthy has been a pioneer in the online world for almost two decades. He has led organization of scale that have created, commercialized and deployed leading edge technologies in the areas of communications, information services and transactions. Prior to joining IDD in 1988, Mr. McCarthy served as Vice President of Office Message and Information Services at Western Union and was the youngest corporate officer in the firm's 130 year history. Mr. McCarthy has an MBA from Harvard University.

            MARCEL GOLDING was appointed a Director of the Company in August of 1998. Mr. Golding is Chairman of Hosken Consolidated Investments (HCI) and Softline Holdings, as well as being a Director of JCI and Global Capital, which are all listed companies on the Johannesburg Stock Exchange. In addition, he was the founding chairman of the Mineworkers Investment Company (linked to the National Union of Mineworkers), one of the two pioneering trade union investment companies in South Africa. He was elected the first Deputy General Secretary of the union in 1987 at the age of 26, and was re-elected on three additional occasions to this post of the Country's largest trade union. From 1994 to 1997 he served as a Member of Parliament, where he chaired the Minerals and Energy Committee and the Audited Commission, the oversight committee of the office of the Auditor-General. Mr. Golding holds a post graduate degree from the University of Cape Town.

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


MEETINGS AND COMMITTEES

            The Board held four (3) meetings during the year ended December 31, 1999. In addition, from time to time during such year, the members of the

Board acted by unanimous written consent. The Company has elected a standing compensation and audit committees. The entire Board of Directors performs the typical functions of such committees.


ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation earned, by the Company's Chief Executive Officer and its Chairman for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. Such individuals will be hereafter referred to as the Named Executive Officers. No other executive officer who would have otherwise been included in such table on the basis of salary and bonus earned for the 1999 fiscal year has resigned or terminated employment during that fiscal year.

                           SUMMARY COMPENSATION TABLE

        NAME AND
    PRINCIPAL POSITION          YEAR        SALARY($)          BONUS($)
    ------------------          ----        ---------          --------

  Richard A. Iamunno            1999        $158,000               --
  President and Chief           1998        $144,000               --
  Executive Officer             1997        $125,000               --

  Peter Lawson                  1999        $150,000(AUD)          --
  Chief Financial Officer

  Norman J. Hoskin              1999        $144,000               --
  Chairman of the Board/        1998        $144,000               --
  Secretary                     1997        $125,000               --

  Karen Welch                   1999        $100,000               --
  Senior Vice President
  Operations and
  General Manager

  Trevor Klein                  1999        $100,000               --
  Vice President Finance

Stock Options

            On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants, and Advisors (the "Plan"). The Plan will expire December 31, 2006 unless further extended by appropriate action of the Board of Directors. Employees, directors, consultants and advisors of the Company, or any of its subsidiary corporations, are eligible for participation in the Plan. The Plan provides for stock to issued pursuant to options granted and shall be limited to 250,000 shares of Common Stock, $.001 par value. The shares have been reserved for issuance in accordance with the terms of the Plan. The exercise of these options may be for all or any portion of the option and any portion not exercised will remain with the holder until the expiration of the option period. The options granted in 1998 expire on December 23, 2003.

         The following table contains information concerning the stock option grants made to each of the named executive officers and employees for fiscal 1998.

Name               #Granted    in F/Y      $/Sh             Exp. Date

Richard Iamunno     50,000     1999        $2.50            07/13/04
                   100,000     1998        $4.25            04/03/03
                    50,000     1997        $3.25            04/03/02

Peter Lawson       125,000     1999        $2.50            06/30/07
                    50,000     1999        $2.50            07/13/04

Karen Welch         50,000     1999        $2.50            12/31/02

Trevor Klein        20,000     1999        $2.50            12/31/02
                    30,000     1999        $2.25            12/31/02

            The Company applies Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price of all options issued was the market price at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans.

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

EMPLOYMENT AGREEMENTS

            The Company currently has an employment agreement with Mr. Iamunno pursuant to which they will continue to serve as the Company's President and Chief Executive Officer. It is anticipated that as compensation for his services, the Company will pay Mr. Iamunno a base salary of $158,400 each per annum, which shall be subject to annual increases of 10%. The agreement will expire in the year 2000. Other than the aforementioned agreement, the Company has not entered into any other employment agreement with any of its officers, directors, or any other persons and no such agreements are anticipated in the immediate future.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 11, 2000, information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group. As of April 11, 2000, there were outstanding 14,669,166 shares of the Common Stock of the Company.

Name and Address of Beneficial Owner(2)     Amount of
                                            Beneficial      Percent of
                                            Ownership         Class


Richard A. Iamunno                          1,796,270         12.20%

Marcel Golding                              3,189,435*        23.00%

Martin V. McCarthy                            125,000          0.89%

Jeffrey L. Hurwitz                                N/A           N/A

Peter Lawson                                   20,000           .14%

John Copelyn                                3,189,435*        23.00%

All Officers and Directors as a Group       5,018,205         36.23%
(5 persons)

*In July, 1999 a subsidiary of HCI acquired the stock of Norman J. Hoskin, the Company's former Chairman. Both Mr. Golding and Mr. Copelyn are substantial owners and officers of HCI and consequently, ownership of all of the shares of HCI or by its subsidiaries have been attributed to both Mr. Golding and Mr. Copelyn for the purpose of this table.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 30 days.

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

          10.3    -     Securities Purchase Agreement dated April 3, 1998 by and
                        between the Company and The Shaar Fund,  which  includes
                        (i)the   Certificate  of   Designations  of  Convertible
                        Preferred   Stock  as  Annex  I,  and  (ii)the  form  of
                        Registration Rights Agreement as Annex IV. The Company agrees to furnish the disclosure schedules and other
                        Annexes, which have been omitted from this filing, to the Commission upon request.

          10.4    -     Employment Agreement dated as of May 1, 1997 between the
                        Company and Richard Iamunno.

          10.5    -     Employment Agreement dated as of May 1, 1997 between the
                        Company and Norman Hoskin.

          10.6*   -     Stock  Purchase  Agreement  dated  March 10, 1999 by and
                        between Atlantic International  Entertainment,  Ltd. and
                        Centerline Associates, Inc. * Reformation Agreement dated December 10, 1999

          10.7    -     Stock  Option  and  Incentive  Plan  adopted by Board of
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

                        On April 14, 1997, the Company filed with the Commission
                        a  Form  8-K  dated   March  7,  1997   disclosing   the
                        acquisition of The EmiNet Domain, Inc.

                        On May 29, 1998 the Company filed with the Commission a Form 8-K dated May 27, 1998 diclosing the offer to purchase Coms21 shares.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ONLINE GAMING SYSTEMS, LTD.

Dated: April  14, 2000                   /s/ John Copelyn
                                         ---------------------------------------
                                         John Copelyn
                                         Chairman of the Board

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                        Title                       Date
         ---------                        -----                       ----

/s/ John Copelyn                  Chairman of the Board           April 14, 2000
----------------------------
    John Copelyn
/s/ Richard A. Iamunno            President, Chief Executive      April 14, 2000
----------------------------      Officer and Director
    Richard A. Iamunno

/s/ Peter Lawson                  Chief Financial Officer and     April 14, 2000
----------------------------      Chief Operating Officerr
    Peter Lawson

/s/ Martin V. McCarthy            Director                        April 14, 2000
----------------------------
    Martin V. McCarthy

                                  Director                        April 14, 2000
----------------------------
     Marcel Golding

/s/  Jeffrey Hurwitz              Director                        April 14, 2000
----------------------------
    Jeffrey Hurwitz

ONLING GAMING SYSTEMS, LTD. AND SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS



                                                                               Page
                                                                               ----

Independent Auditor's Report...............................................F-2

Consolidated Balance Sheet as of December 31, 1999.........................F-3....F-4

Consolidated Statements of Operations and Comprehensive Income for the
years ended December 31, 1999 and 1998.....................................F-5....F-6

Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 1999 and 1998.....................................F-7

Consolidated Statements of Cash Flows for the years ended
December 31, 1999 and 1998.................................................F-8....F-9

Notes to Consolidated Financial Statements ................................F-10...F-24


                             . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Online Gaming Systems, Ltd.



            We have audited the accompanying consolidated balance sheet of Online Gaming Systems, Ltd. and its subsidiaries as of December 31, 1999, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online Gaming Systems, Ltd. and its subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





MOORE STEPHENS, P.C.
                                             Certified Public Accountants.


Cranford, New Jersey
April 14, 2000

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999.



Assets:
Current Assets:
   Investments                                            $   1,060,196
   Deferred Tax Asset                                           123,691
   Prepaid Expenses                                              13,750
   Due from Related Parties                                      56,068
   Other Current Assets                                          27,263
                                                          -------------

   Total Current Assets                                       1,280,968

Property and Equipment - Net                                    358,958
                                                           ------------

Equipment under Capitalized Lease - Net                         226,654
                                                           ------------

Other Assets:
   Other Assets                                                 531,712
   Investments                                                2,500,000
                                                           ------------

   Total Other Assets                                         3,031,712
                                                           ------------
   Total Assets                                            $  4,898,292
                                                           ============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999.


Liabilities and Stockholders' Equity:
Current Liabilities:
   Cash Overdraft                                                    $      173,875
   Accounts Payable and Accrued Expenses                                    822,493
   Current Portion of Long-Term Debt                                        124,618
   Current Portion of Capital Lease Obligations                              94,003
                                                                    ---------------

   Total Current Liabilities                                              1,214,989

Capital Lease Obligations                                                   139,620

   Total Liabilities                                                      1,354,609

Stockholders' Equity:
   Convertible Preferred Stock - Par Value $.001 Per Share;
      Authorized 10,000,000 Shares, Issued and Outstanding,
      130,300 shares [Liquidation Preference $13,030,000]                       130

   Common Stock - Par Value $.001 Per Share;
      Authorized 100,000,000 Shares, Issued - 13,614,052 Shares              13,614

   Additional Paid-in Capital                                            14,363,965

   Treasury Stock, 968,767 Common Shares - At Cost                       (1,744,547)
   Accumulated Other Comprehensive [Loss]                                (1,077,000)
   Accumulated [Deficit]                                                 (7,612,479)

   Deferred Acquisition Costs                                              (400,000)


   Total Stockholders' Equity                                             3,543,683

   Total Liabilities and Stockholders' Equity                       $     4,898,292
                                                                    ===============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                                              Years ended
                                                                                              December 31,
                                                                                  1 9 9 9                  1 9 9 8
                                                                                  -------                  -------

Revenue                                                                  $             850,950                  2,426,230

Cost of Sales                                                                          109,524                    792,789
                                                                         ---------------------      ---------------------

Gross Profit                                                                           741,426                  1,633,441
                                                                         ---------------------      ---------------------

Operating Expenses:
   General and Administrative                                                        5,292,371                  2,510,484
   Provision for Doubtful Accounts and Notes                                         1,222,155                  1,435,040
   Depreciation and Amortization                                                       864,502                     89,710
                                                                         ---------------------      ---------------------

   Total Operating Expenses                                                          7,379,028                  4,035,234
                                                                         ---------------------      ---------------------

   [Loss] Income from Operations                                                    (6,637,602)                (2,401,793)
                                                                         ---------------------      ----------------------

Other [Expenses] Income:
   Interest Income                                                                      30,961                     81,390
   Interest Expense                                                                    (54,648)                    (2,211)
   Interest Expense - Related Party                                                         --                     (8,855)
   Other Income [Expense]                                                              949,419                    538,387
   Asset Impairment                                                                 (1,300,742)                        --
                                                                         ---------------------      ---------------------

   Other [Expenses] Income - Net                                                      (375,010)                   608,711
                                                                         ----------------------     ---------------------

[Loss] Income from Continuing Operations Before
   Income Tax [Benefit] Expense                                                     (7,012,612)                (1,793,082)

Income Tax [Benefit] Expense                                                          (123,691)                  (460,682)
                                                                         ---------------------      ----------------------

   [Loss] Income from Continuing Operations                                         (6,888,921)                (1,332,400)

Discontinued Operations:
    [Loss] from Operations of Discontinued Business
      Segment [Net of Income Tax [Benefit] of $-0- and $(51,243),
      for the years ended December 31, 1999 and 1998, Respectively]                    (54,261)                  (321,448)
   [Loss] on Disposal of Business Segment, including
      Provision of $50,000 for Operating Loss During
      Phase Out Period [Net of Income Tax [Benefit] of $-0-]                                --                    (50,000)
                                                                         ---------------------      ----------------------

   Net [Loss] Income                                                                (6,943,182)                (1,703,848)
                                                                         ---------------------      ----------------------

Other Comprehensive Loss:
   Unrealized Holding Loss arising during period                                      (981,142)                  (104,611)
   Less: Reclassification Adjustment for Loss Included in Net Income                        --                     51,516
                                                                         ---------------------      ---------------------


   Total Other Comprehensive [Loss] Income                               $          (7,924,324)     $          (1,756,943)
                                                                         =====================      ======================

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                                         Years ended
                                                                                         December 31,
                                                                               1 9 9 9                  1 9 9 8
                                                                               -------                  -------

Net [Loss] Income                                                      $          (6,943,182)     $          (1,703,848)
Deduct:  Imputed Non-cash Preferred Stock Dividend                                        --                    269,443
               Preferred Stock Dividend in Arrears                                    34,525                     33,333
                                                                       ---------------------      ---------------------

   Net [Loss] Income Available to Common Stockholders                  $          (6,977,707)     $          (2,006,624)
                                                                       =====================      ======================

[Loss] Income Per Common Share:
   Continuing Operations                                               $                (.55)     $                (.15)
   Discontinued Operations                                                                --                       (.04)
   Disposal of Discontinued Subsidiary                                                    --                         --
                                                                       ---------------------      ---------------------

   Basic and Diluted Net [Loss] Income Per Share of Common Stock       $                (.55)    $                 (.19)
                                                                       =====================     ======================

   Weighed Average Shares of Common Stock Outstanding                             12,632,422                 10,771,563
                                                                       =====================      =====================



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                          Additional
                                                 Preferred Stock                Common Stock                Paid-in
                                                 ---------------                ------------                -------
                                             Shares        Amount         Shares            Amount          Capital
                                             ------        ------         ------            ------          -------
Balance - December 31, 1997                        --           --         9,590,184            9,590         4,149,906

Sale of Escrow Common Stock                        --           --                --               --           299,900
Unrealized Holding [Loss]
   on Marketable Securities                        --           --                --               --                --
Sale of Common Stock                               --           --         1,250,000            1,250         3,998,750
Issuance of Common Stock                           --           --         9,700,000            9,700                --
Cancellation of Common Stock                       --           --        (9,700,000)          (9,700)               --
Sale of Common Stock                               --           --         1,217,647            1,217         2,285,921
Purchase of Treasury Stock                         --           --                --               --                --
Sale of Preferred Stock                        10,000           10                --               --           906,840
Cancellation of Common Stock                       --           --           (25,000)             (25)               25
Issuance of Common Stock                           --           --            31,106               31            18,720
Conversion of Preferred Stock                  (2,740)          (3)          147,002              147              (144)
Contingent Acquisition                             --           --           200,000              200           399,800
Imputed non-cash Series A
   Convertible Preferred Stock
    Dividend                                       --           --                --               --           269,443
[Loss] From Continuing
   Operations                                      --           --                --               --                --
[Loss] From Discontinued
   Operations                                      --           --                --               --                --
                                            ---------   ----------   ---------------   --------------   ---------------   -

Balance - December 31, 1998                     7,260   $        7        12,410,939   $       12,410   $    12,329,161

Purchase of Treasury Stock                         --           --                --               --                --
Conversion of Preferred Stock                 (27,260)         (27)          861,122              860              (833)
Subsidiary Divested                                --           --                --               --                --
Sale of Preferred Stock                       150,300          150                --               --         1,502,850
Sale of Common Stock                               --           --                --               --                --
Unrealized Holding Gain (Loss) on
Marketable Securities                              --           --                --               --                --
Forgiveness of Debt - Related Party                --           --                --               --          (324,286)
Issuance of Common Stock                           --           --           341,991              344           857,073
Loss From Continuing Operations                    --           --                --               --                --
Loss From Discontinued Operations                  --           --                --               --                --
                                             --------  -----------        ----------    -------------    --------------


Balance - December 31, 1999                   130,300   $      130        13,614,052   $       13,614   $    14,363,965
                                             ========  ===========        ==========    =============    ==============

                                                              Accumulated
                                                                 Other                      Deferred                        Total
                                     Treasury Stock          Comprehensive    Accumulated  Acquisition  Subscription   Shareholders'
                                     --------------          -------------    -----------  -----------  ------------   -------------
                                   Shares          Amount       [Loss]         [Deficit]      Costs      Receivable       Equity
                                   ------          ------        ----          ---------      -----        ----------     ------

Balance - December 31, 1997            --             --        (42,763)      829,886          --             --          4,946,619

Sale of Escrow Common Stock            --             --             --            --          --             --           299,900
Unrealized Holding [Loss]
   on Marketable Securities            --             --        (53,095)           --           --            --           (53,095)
Sale of Common Stock                   --             --             --            --           --    (1,445,000)        2,555,000
Issuance of Common Stock               --             --             --            --           --            --             9,700
Cancellation of Common Stock           --             --             --            --           --            --            (9,700)
Sale of Common Stock                   --             --             --            --           --            --         2,287,138
Purchase of Treasury Stock       (145,500)      (278,697)            --            --           --            --          (278,697)
Sale of Preferred Stock                --             --             --            --           --            --           906,850
Cancellation of Common Stock           --             --             --            --           --            --                --
Issuance of Common Stock               --             --             --            --           --            --            18,751
Conversion of Preferred Stock          --             --             --            --           --            --                --
Contingent Acquisition                 --             --             --            --     (400,000)           --                --
Imputed non-cash Series A
   Convertible Preferred Stock
    Dividend                           --             --             --      (269,443)          --            --                --
[Loss] From Continuing
   Operations                          --             --             --    (1,332,400)          --            --        (1,332,400)
[Loss] From Discontinued
   Operations                          --             --             --      (371,448)          --            --          (371,448)
                             ------------  -------------  -------------   -----------    ---------   -------------    -------------

Balance - December 31, 1998      (145,500) $    (278,697) $     (95,858)  $(1,143,405)    (400,000)  $ (1,445,000)  $    8,978,618

Purchase of Treasury Stock       (823,267)    (1,465,850)            --            --           --           --       (1,465,850)
Conversion of Preferred Stock          --             --             --            --           --             --               --
Subsidiary Divested                    --             --             --       474,108           --             --          474,108
Sale of Preferred Stock                --             --             --            --           --             --        1,503,000
Sale of Common Stock                   --             --             --            --           --       1,445,000       1,445,000
Unrealized Holding Gain (Loss) on
Marketable Securities                  --             --       (981,142)           --           --              --        (981,142)
Forgiveness of Debt - Related Party    --             --             --            --           --              --        (324,286)
Issuance of Common Stock               --             --             --            --           --              --         857,417
Loss From Continuing Operations        --             --             --    (6,888,921)          --              --      (6,888,921)
Loss From Discontinued Operations      --             --             --       (54,261)          --              --         (54,261)
                              -----------  -------------   ------------    ----------    ---------   -------------   -------------

Balance - December 31, 1999      (968,767) $  (1,744,547)   $(1,077,000)  $(6,977,707)    (400,000)  $          --   $   3,543,683
                              ============ =============   ============    ==========    =========   ==============   =============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     Years ended
                                                                                                    December 31,
                                                                                           1 9 9 9                    1 9 9 8
                                                                                           -------                    -------
Operating Activities:
   [Loss] Income from Continuing Operations                                     $          (6,888,921)     $          (1,332,400)
   Adjustments to Reconcile Net [Loss] Income to
      Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                                                           864,502                    473,209
      Deferred Tax Asset                                                                     (123,691)                   176,812
      Provision for Doubtful Accounts                                                       1,222,155                  1,435,040
      Loss on Sale of Assets                                                                       --                        950
      Gain on Sale of Subsidiary                                                           (1,231,750)                        --
      Issuance of Common Stock for Services Rendered                                          140,000                         --
      Issuance of Common Stock for Compensation                                               217,312                         --
      Realized Loss on Carrying Value of Investments                                               --                     51,516
      Loss on Sale of Investments                                                             221,637                         --
      Asset Impairment                                                                      1,300,742                         --

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                                                   13,715                    (93,938)
         Prepaid Expenses                                                                      (2,493)                      (494)
         Notes Receivable                                                                      39,211                   (747,062)
         Other Assets                                                                          70,832                   (103,199)

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                                               (252,488)                   391,033
         Income Taxes Payable                                                                      --                   (634,336)
         Other Current Liabilities                                                                 --                    (24,917)
         Due to Customer                                                                           --                    (20,721)
                                                                                ---------------------      ----------------------

      Net Cash - Continuing Operations                                                     (4,409,237)                  (428,507)
                                                                                ---------------------      ---------------------

Discontinued Operations:
   [Loss] from Discontinued Operations                                                        (54,261)                  (371,448)
   Adjustments to Reconcile Net [Loss] to Net Cash Operations:
      Depreciation and Amortization                                                            38,220                    144,748
      Provision for Doubtful Accounts                                                          18,915                     27,424
      Loss on Sale of Assets                                                                       --                         50
      Changes in Net Assets and Liabilities                                                   238,577                   (117,751)
                                                                                ---------------------      ----------------------

   Net Cash - Discontinued Operations                                                         241,451                   (316,977)
                                                                                ---------------------      ---------------------

   Net Cash - Operating Activities - Forward                                               (4,167,786)                  (745,484)
                                                                                -----------------------    ---------------------

Investing Activities - Continuing Operations:
   [Decrease] in Due from Related Parties                                                        (828)                    (5,385)
   Purchase of Investments                                                                   (393,092)                (6,451,459)
   Purchase of Patents & Licences                                                            (450,000)                        --
   Purchase of Property, Equipment, and Capitalized Software                                 (105,696)                (1,241,840)
   Sale of Investments                                                                      3,431,823                  1,245,728
                                                                                ---------------------      ---------------------

   Net Cash - Investing Activities - Continuing Operations -
      Forward                                                                   $           2,482,207      $          (6,452,956)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Years ended
                                                                                                   December 31,
                                                                                          1 9 9 9                  1 9 9 8
                                                                                          -------                  -------

   Net Cash - Operating Activities - Forwarded                                  $          (4,167,786)     $            (745,484)
                                                                                ---------------------      ---------------------

   Net Cash - Investing Activities - Continuing Operations -
      Forwarded                                                                             2,482,207                 (6,452,956)
                                                                                ---------------------      ----------------------

Investing Activities - Discontinued Operations:
   Purchase of Property and Equipment                                                         (29,715)                    (6,419)
                                                                                ----------------------     ----------------------

   Net Cash Investing Activities - Discontinued Operations                                    (29,715)                    (6,419)
                                                                                ----------------------     ----------------------

Financing Activities - Continuing Operations:
   Proceeds from Issuance of Common Stock                                                     500,389                  6,597,047
   Proceeds from Issuance of Preferred Stock                                                1,502,714                    906,850
   Increase (Decrease) of Treasury Stock                                                   (1,465,850)                  (278,697)
   [Decrease] Increase in Loan Payable to Officer                                            (150,000)                   (16,636)
   Proceeds from Long-Term Debt                                                               344,000                    153,100
   Payment from Notes Receivable                                                            1,445,000                         --
   Payment of Notes Payable                                                                  (319,382)                   (84,660)
   Payment of Lease Payable                                                                   (61,432)                   (11,286)
   Decrease in Loan Receivable                                                               (324,286)                        --
                                                                                ---------------------      ---------------------

   Net Cash - Financing Activities - Continuing Operations                                  1,471,153                  7,265,718
                                                                                ---------------------      ---------------------

Financing Activities - Discontinued Operations:
   Proceeds from Long-Term Debt                                                                50,000                     40,400
   Payment of Note Payable                                                                    (41,500)                    (6,000)
   Payment of Lease Payable                                                                    (5,769)                   (38,984)
                                                                                ---------------------      ---------------------

   Net Cash - Financing Activities - Discontinued Operations                                    2,731                     (4,584)
                                                                                ---------------------      ----------------------

Net Increase [Decrease] in Cash and Cash Equivalents                                         (241,410)                    56,275

Cash and Cash Equivalents - Beginning of Years                                                 67,535                     11,260
                                                                                ---------------------      ---------------------

   Cash and Cash Equivalents - End of Years                                     $            (173,875)     $              67,535
                                                                                ======================     =====================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                                                  $              52,231      $              16,694
      Income Taxes                                                              $                  --      $                  --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Conversion of Preferred Stock into Common Stock                              $                 649      $                 147
   Stock Issued in Exchange for Contingent Acquisition                          $                  --      $             400,000
   Purchase of Assets under Capital Lease Financing                             $             192,068      $              91,401
   Sale of Subsidiary for Preferred Stock                                       $           2,400,000      $                  --

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 1999, the Company did not have any cash equivalents.

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

Revenue Recognition - Revenue from computer software licensing agreements is recognized when products are delivered and accepted by the customer and payment has been received.

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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Advertising Expenses - The Company expenses advertising costs as incurred. Total advertising costs charged to expense for the years ended December 31, 1999 and 1998 amounted to approximately $186,575 and $29,000, respectively.

Net Income Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 1999 and 1998, have been calculated in accordance with SFAS No. 128. Potential common shares are included if dilutive.

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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[2] Summary of Significant Accounting Policies [Continued]

Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ["APB No. 25"] with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plan for fiscal year 1999 and 1998. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to any non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 to employee stock-based compensation.

Asset Impairment - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to establishment of technological feasibility to produce the finished product are capitalized. Quarterly reviews are performed to ensure that unamortized program costs remain recoverable from cash flows. Management estimated a significant decline in future cash flows generated from software costs capitalized by the Company. Accordingly, in the fourth quarter of fiscal 1999, the Company recorded a charge of $1,300,742 or $.10 per basic and diluted common share, for the write-off of all remaining capitalized software development costs. Amortization expense related to software, prior to impairment, amounted to $662,589 and $84,144 for the years ended December 31, 1999 and 1998, respectively.

Impairment -
Beneficial Conversion Features - The Company has issued convertible preferred stock with a beneficial conversion feature. The beneficial conversion feature is analogous to a dividend and is recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. The resulting discount is allocated from the date of issuance through the date the security was first convertible.

Reclassification - Certain prior year amounts have been reclassified to conform to current year's financial statement presentation.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[3] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts and notes receivable occurring from its normal business activities. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. At December 31, 1999, the Company did not have any amounts in a financial institution that is subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure on accounts and notes receivable is limited. The Company performs ongoing credit evaluations of its customers but does not require collateral on accounts and notes receivable or other financial instruments. The Company maintains allowances for potential credit losses.

[B] Other Concentration - All of the Company's sales from Internet software licensing is from outside the United States. These sales however are not subject to currency fluctuations as payment is made in U.S. dollars. In 1999 the Company had a portion of its revenues from four customers totaling $575,000 which is approximately 68% of total revenues. The Company had a portion of its revenues from five customers in 1998 totaling $2,145,000 which is approximately 88% of total revenues. Sales derived from major customers are tabulated.

                                                                Revenues
                                                               Year Ended
                                                              December 31,
Customers                                            1 9 9 9                     1 9 9 8
---------                                            -------                     -------

Customer A (Software Sales)                $              250,000      $                  --
Customer B (Software Sales)                               190,000                         --
Customer C (Software Sales)                                50,000                         --
Customer D (Software Sales)                                85,000                         --
Customer E (Software Sales)                                    --                    675,000
Customer F (Software Sales)                                    --                    220,000
Customer G (Software Sales)                                    --                    350,000
Customer H (Software Sales)                                    --                    450,000
Customer I  (Software Sales)                                   --                    450,000
                                           ----------------------      ---------------------

   Totals                                  $              575,000      $           2,145,000
   ------                                  ======================      =====================

Geographic Information

Canada                                     $                   --      $             450,000
Caribbean                                                 575,000                  1,695,000
                                           ----------------------      ---------------------

   Totals                                  $              575,000      $           2,145,000
                                           ======================      =====================

The Company purchases software from two vendors. Management believes that there is no business vulnerability regarding this concentration of purchases from the vendor as the software is available from other sources.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[4]  Investments in Equity Securities

The Company has investment securities available for sale with of a cost of $2,137,000 and a fair value at December 31, 1999 of $1,060,000.

Gross proceeds from the sale of available for sale securities was $872,362, and $853,856 and gross realized loss was $226,305 and $51,516 for the years ended December 31, 1999 and 1998, respectively.

[5] Other Comprehensive Loss

Unrealized holding loss on investments net of income tax benefit of $-0- is as follows:
                                                                    1 9 9 9

Beginning Balance                                         $            (98,585)
Current Year - Other Comprehensive Loss                               (981,142)
                                                          --------------------

   Total                                                  $         (1,077,000)
   -----                                                  ====================

[6] Property and Equipment

The following details the composition of property and equipment:

                                                                                Accumulated
                                                             Cost               Depreciation                   Net
                                                             ----               ------------                   ---

Computer Hardware                                 $              499,084     $              238,132      $             260,952
Equipment, Office Fixtures and Furnishings                       111,285                     31,110                     80,175
Leasehold Improvements                                            24,763                      6,932                     17,831
                                                  ----------------------     ----------------------      ---------------------

   Totals                                         $              635,132     $              276,174      $             358,958
   ------                                         ======================     ======================      =====================

Depreciation expense for the years ended December 31, 1999 and 1998 was $112,206 and $87,069, respectively.

Other Assets - Included in other assets is an investment at cost in a Limited Liability Corporation for $100,000. The Company produces films and is currently in the process of preparing the negative print of the film for theatrical release. As at December 31, 1999, there is no income to date. Also included in other assets is 500,000 shares of preferred stock of Atlantic Internet Holdings, (the parent company of the Company's former wholly owned subsidiary), issued to the Company in lieu of the sale of the wholly owned subsidiary. The preferred stock is currently valued at $2,500,000.

[7] Deferred Acquisition Costs

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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



[8] Leases

Capital Leases - The Company is the lessee of office equipment under capital leases expiring in various years through December 2002. The various leases are collateralized by the related assets. The assets and liabilities under capital leases are recorded at the present value of the net future minimum lease payments. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases, totaling $54,869, is included in depreciation expense.

Following is a summary of property held under capital leases:

Office Equipment                                            $        281,523
Less: Accumulated Amortization                                        54,869
                                                            ----------------

   Total                                                    $        226,654
   -----                                                    ================

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

2000                                                                 123,621
2001                                                                 123,621
2002                                                                  31,029
2003                                                                      --
                                                             ---------------

Net Minimum Lease Payments                                          278,271
Less:  Amount Representing Interest                                  44,648
                                                             --------------
Present Value of Net Minimum Lease Payments                         233,623
Less:  Current Portion                                               94,003
                                                             --------------
   Long-Term Portion                                         $      139,620
   -----------------                                         ==============

Operating Leases - The Company leases office space and equipment under operating leases expiring through September 2002, and has a $10,236 security deposit with its landlord. The lease grants an option for renewal for an additional 5 years.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1999.

Year ending                                               Operating
December 31,                                                Leases
   2000                                                    120,142
   2001                                                    123,384
   2002                                                     81,885
   2003                                                         --
   Thereafter                                                   --
                                                         ---------

   Total                                                 $ 325,411
   -----                                                 =========

Rent expense for the years ended December 31, 1999 and 1998 was $141,121 and $91,690, respectively.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[9] Fair Value of Financial Instruments

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

[10] Capital Stock

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


[10] Capital Stock - Continued

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

In the fourth quarter of 1999, 9,300 shares of 5% Convertible Preferred Stock, $.001 par value, were issued to the Shaar Fund for $930,000 Each share is convertible into common stock by virtue of a formula contained in the Purchase Agreement which is 78% of the three day average closing bid price for the corporations common stock for the twenty five (25) trading days prior to the delivery of the notice of redemption. The amount of such non-cash discounts which is analogous to a dividend is $105,430 holders of the above preferred stock are entitled to; (i) quarterly cumulative dividends at the rate of 5% per annum of the original issue price of the preferred stock, (ii) a liquidation preference equal to the sum of $100 for each outstanding share of the preferred stock.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[11] Discontinued Operations

Operating results of EmiNet Domain including net sales of approximately $-0- and $544,000 are included in discontinued operations in the statement of operations for the year ended December 31, 1999 and 1998, respectively.

Assets and liabilities to be disposed of consisted of the following at December 31, 1998.

Cash                                              $     20,640
Accounts Receivable - Net                                5,272
Property Plant and Equipment - Net                     155,917
Intangible Assets - Net                              1,362,264
Other Assets                                             2,257
                                                  ------------

Total Assets                                         1,546,350
                                                  ------------

Accounts Payable and Accrued Expenses                   91,757
Notes Payable and Lines of Credit                      103,321
                                                  ------------
Total Liabilities                                      195,078
                                                  ------------
   Net Assets to be Disposed Of                   $  1,351,272
   ----------------------------                   ============

Assets are shown at their expected net realizable values and liabilities are shown at their face amounts. Net assets to be disposed of at their expected net realizable values, have been separately classified in the accompanying balance sheet at December 31, 1998.

[12] Related Party Transactions

The Company has a receivable due from an affiliated company, whose shareholders are also shareholders of the Company. The balance of the receivable at December 31, 1999 is $56,068. During the year ended December 31, 1999, there were no additional advances or repayments. The original advance accrued interest at a rate of 6% per annum and is due on demand.

[13] Provision for Income Taxes

Income tax [benefit] expense from continuing operations consists of the following:

                                                      December 31,
                                                      ------------
                                             1 9 9 9                   1 9 9 8
                                             -------                   -------
Current:
   Federal                                $      --              $   (443,371)
   State                                         --                   (17,311)
                                          ---------              -------------

   Total Current                                 --                  (460,682)
                                          ---------              -------------

Deferred:
   Federal                                  123,691                        --
   State                                         --                        --
                                          ---------              -------------


   Total Deferred                           123,691                        --
                                          ---------              -------------

   Tax Expense [Benefit] - Continuing
   Operations                             $(123,691)             $   (460,682)
   ----------------------------------     =========              ============

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[13] Provision for Income Taxes [Continued]

Income tax from continuing operations at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                       December 31,
                                                       ------------
                                            1 9 9 9                 1 9 9 8
                                            -------                 -------

Federal Statutory Rate                      34.0%                      34.0%
State Income Taxes                           2.0                        2.0
Non-Deductible Expenses and Allowances       (34%)                      (10%)
                                          -------                      -----


   Effective Rate                            2.0%                      26.0%
   --------------                         ======                       =====


The major components of deferred income tax assets and liabilities at December 31, 1999 is as follows:

Deferred Tax Assets [Liability] - Current:
   Net Operating Loss Carryforward                     $2,663,930
   Depreciation                                           (10,000)
   Unrealized Losses                                      330,000
   Valuation Allowance                                 (2,860,239)
                                                       -----------

   Deferred Tax Asset                                  $  123,691
   ------------------                                  ===========

At December 31, 1999, the Company had approximately $7,500,000 of operating tax loss carryforwards expiring in 2012.

The Company's valuation allowance increased by approximately $2,675,637 for the year ended December 31, 1999.

[14] Commitments and Contingencies

[A] Employment Agreements - The Company has an employment agreement with its CEO, which commenced January 1, 1997 and expire on December 31, 2000. The aggregate annual commitment for future salaries at December 31, 1999 was $158,400. Also, included in the agreement is an incentive bonus based upon net income and net cash flows. No bonuses have been accrued at December 31, 1999, due to net losses and negative cash flow.

[B] Litigation - The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[15] Incentive Stock Option Plan

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

The following is a summary of transactions, including the options issued to employees of the Company.

                                                                Weighted-Average
                                              Shares              Exercise Price
Outstanding at December 31, 1996                  --           $            --
   Granted                                   175,000                      3.25
   Exercised                                      --                        --
   Canceled                                       --                        --
                                          ----------          ----------------

Outstanding at December 31, 1997             175,000                      3.25
                                          ----------          ----------------

Exercisable at December 31, 1997             175,000                      3.25
                                          ----------          ----------------
   Granted                                   788,000                      3.94
   Exercised                                      --                        --
   Canceled                                       --                        --
                                          ----------          ----------------
Outstanding at December 31, 1998             963,000                      3.83
                                          ----------          ----------------
Exercisable at December 31, 1998             963,000          $           3.83
                                          ----------          ----------------
   Granted                                   636,000                      2.25
   Exercised                                      --                        --
   Canceled                                       --                        --
                                          ----------          ----------------

Outstanding at December 31, 1999           1,599,000                      2.25
                                          ----------          ----------------
Exercisable at December 31, 1999           1,599,000                      2.25
                                          ----------          ----------------

The following table summarizes information about stock options at December 31, 1999:

                                                                                         Exercisable
                                             Outstanding Stock Options                  Stock Options
                                          Remaining    Weighted-Average                Weighted-Average
Exercise Prices           Shares      Contractual Life   Exercise Price      Shares     Exercise Price
---------------           ------      ----------------   --------------      ------     --------------

    $3.25                175,000          4.00                $3.25         175,000        $3.25
    $4.13                700,000          4.25                $4.13         700,000        $4.13
    $2.50                 88,000          4.75                $2.50          88,000        $2.50
    $1.29                115,000          4.25                $1.29         115,000        $1.29
    $2.50                521,000          4.75                $2.50         521,000        $2.50

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price of certain options issued was the market price at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans for fiscal year 1999 and 1998.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



[15] Incentive Stock Option Plan [Continued]

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vested restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $4.00 and $3.70, during 1999 and 1998, respectively.

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

                                                      December 31,
                                                      ------------
                                                 9 9                 1 9 9 8
                                                ----                 -------

Risk-Free Interest Rate                          5.9%                  5.6%
Expected Life                                      4years                5 years
Expected Volatility                            162.1%                153.0%
Expected Dividends                                --%                   --%

The pro forma amounts are indicated below:

                                                      Years ended
                                                      December 31,
                                                      ------------
                                                 1 9 9 8          1 9 9 7
                                                 -------          -------
Net [Loss] Income - Continuing Operations:
   As Reported                                 $(6,888,921)    $(1,332,400)
   Pro Forma                                   $(7,950,643)    $(4,246,891)

Basic Net Income [Loss] Per Share of Common Stock - Continuing Operations:
   As Reported                                 $      (.55)    $     (.15)
   Pro Forma                                   $      (.63)    $      (.39)

Diluted Net Income [Loss] Per Share of Common Stock - Continuing Operations:
   As Reported                                 $      (.55)    $      (.15)
   Pro Forma                                   $      (.63)    $      (.39)

[16] Other Income [Expense]

Included in other income [expense] is a gain on the sale of a former subsidiary for $1,231,750.


[17] New Authoritative Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ["FASB"] issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gains or losses related to changes in the fair value of

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[17] New Authoritative Accounting Pronouncements  - Continued

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

The proposed Interpretation includes the following conclusions:

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