Form 10QSB
period 2000-03-31
ONLINE GAMING SYSTEMS INC
filed 2000-05-17
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000
                                       OR

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

YES    [ X  ]      NO   [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding as of May 15, 2000
-------------------------------------            ------------------------------
      Common Stock, $.001 par value                        14,669,180

                                TABLE OF CONTENTS


Heading                                                                     Page


                         PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements ...............................................2

           Consolidated Balance Sheet - March 31, 2000 (Unaudited)......     3-4

           Consolidated Statement of  Income and Comprehensive
           Income (Unaudited) ...............................................5-6

           Consolidated Statement of Cash Flows - Three Months ended
           March 31, 2000 (Unaudited)   .................................... 7-8

           Notes to Consolidated Financial Statements (Unaudited) ......... 9-11

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................12


                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings  ................................................13

Item 2.    Changes In Securities ............................................ 13

Item 3.    Defaults Upon Senior Securities..................................  13

Item 4.    Submission of Matters to a Vote of Securities Holders ...........  13

Item 5.    Other Information .................................................13

Item 6.    Exhibits and Reports on Form 8-K.................................  13

           Signatures ........................................................14

                                     PART 1


Item 1.    Financial Statements

           The following unaudited Financial Statements for the period ended March 31, 2000, have been prepared by Online Gaming Systems, Ltd. (the "Company") and Subsidiaries.



                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                              Financial Statements

                                 March 31, 2000

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 2000




Assets:
Current Assets:
   Cash and Cash Equivalents                                   $      81,387
   Accounts Receivable                                             1,137,120
   Investments                                                       662,500
   Deferred Tax Asset                                                123,691
   Prepaid Expenses                                                    8,756
   Other Current Assets                                               32,306
                                                               -------------

   Total Current Assets                                            2,045,760
                                                               -------------
Property and Equipment - Net                                         350,288
                                                               -------------

Equipment under Capitalized Lease - Net                              207,556
                                                               -------------

Other Assets:
   Due from Related Parties                                           56,069
   Other Assets                                                      520,301
   Investments                                                     2,500,197
                                                               -------------

   Total Other Assets                                              3,076,567
                                                               -------------
   Total Assets                                                $   5,680,171
                                                               =============



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 2000


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable and Accrued Expenses                             $   1,286,859
   Notes Payable - Officers                                                 16,100
   Current Portion of Long Term Debt                                       218,768
   Current Portion of Capital Lease Obligations                             99,473
                                                                     -------------

   Total Current Liabilities                                             1,621,200

Capital Lease Obligations                                                  112,410
                                                                     -------------
   Total Liabilities                                                     1,733,610
                                                                     -------------
Stockholders' Equity:
   Convertible Preferred Stock - Par Value $.001 Per Share;
      Authorized 10,000,000 Shares, Issued and Outstanding,
      9,000 shares [Liquidation Preference $9,000,000]                          90

   Common Stock - Par Value $.001 Per Share;
      Authorized 100,000,000 Shares, Issued - 14,294,180 Shares             14,294

   Additional Paid-in Capital                                           14,613,325

   Treasury Stock, 968,767 Common Shares - At Cost                      (1,744,547)
   Accumulated Comprehensive (Loss)                                     (1,474,500)

   Accumulated [Deficit]                                                (7,062,101)

   Deferred Acquisition Costs                                             (400,000)
                                                                     -------------
   Total Stockholders' Equity                                            3,946,561
                                                                     -------------
   Total Liabilities and Stockholders' Equity                        $   5,680,171
                                                                     =============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                Three Months ended
                                                                                    March 31,
                                                                                    ---------
                                                                             2 0 0 0          1 9 9 9
                                                                             -------          -------

Revenue                                                                   $ 2,023,733    $    29,000

Cost of Sales                                                                 106,192        268,848
                                                                          -----------    -----------

Gross [Loss] Profit                                                         1,917,541       (239,848)
                                                                          -----------    -----------

Operating Expenses:
   Research and Development                                                      --           58,513
   General and Administrative                                               1,296,295      1,103,874
   Provision for Doubtful Accounts and Notes                                     --          325,335
   Depreciation and Amortization                                               61,518         31,439
                                                                          -----------    -----------

   Total Operating Expenses                                                 1,357,813      1,519,161
                                                                          -----------    -----------

   Income [Loss] from Operations                                              559,728     (1,759,009)
                                                                          -----------    -----------

Other [Expenses] Income:
   Interest Income                                                               --            8,110
   Interest Expense                                                            (9,351)       (16,129)
   Other Income [Expense]                                                                  1,423,443
                                                                          -----------    -----------

   Other [Expenses] Income - Net                                               (9,351)     1,415,424
                                                                          -----------    -----------

[Loss] Income from Continuing Operations Before
   Income Tax [Benefit] Expense                                               550,377       (343,585)

Income Tax [Benefit] Expense                                                     --         (123,691)
                                                                          -----------    -----------

   Income [Loss] from Continuing Operations                                   550,377       (219,894)

Discontinued Operations:
    [Loss] from Operations of Discontinued Business
      Segment [Net of Income Tax [Benefit] of ($0) and ($30,521),
      for the three months ended March 31, 2000 and 1999, Respectively]          --          (54,261)
                                                                          -----------    -----------

   Net [Loss] Income                                                          550,377       (274,155)

Comprehensive (Loss):
   Unrealized Holding (Loss) arising during period                            397,500        744,243
                                                                          -----------    -----------

   Total Comprehensive Income                                             $   152,877    $   470,088
                                                                          ===========    ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                          Three Months ended
                                                                               March 31,
                                                                               ---------
                                                                         2 0 0 0           1 9 9 9
                                                                         -------           -------

Net [Loss] Income                                                    $    550,377      $    (274,155)
         Preferred Stock Dividend in Arrears                               12,500             12,500
                                                                     ------------      -------------

   Net Income [Loss] Available to Common Stockholders                $    537,877      $    (286,655)
                                                                     ============      =============

[Loss] Income Per Common Share:
   Continuing Operations                                             $       0.04      $      (0.02)
                                                                     ------------      -------------

   Basic and Diluted Net [Loss] Income Per Share of Common Stock     $       0.04      $      (0.02)
                                                                     =============     =============

   Weighed Average Shares of Common Stock Outstanding                  13,484,670         12,559,208
                                                                     ============      =============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            Three Months ended
                                                                                March 31,
                                                                                ---------
                                                                         2 0 0 0           1 9 9 9
                                                                         -------           -------

Operating Activities:
   Income [Loss] from Continuing Operations                          $    550,377      $  (219,894)
   Adjustments to Reconcile Net [Loss] Income to
      Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                                        61,518          251,387
      Deferred Tax Asset                                                       --         (154,212)
      Provision for Doubtful Accounts                                          --          325,335
      Loss on Sale of Assets                                                   --            3,100
      Realized Loss on Carrying Value of Investments                           --              324
      Gain on Sale of Subsidiary                                               --       (1,256,473)

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                           (1,137,120)           1,914
         Prepaid Expenses                                                   4,992          (24,377)
         Notes Receivable                                                      --           84,975
         Other Assets                                                      (5,043)          76,815

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                            464,366         (241,124)
                                                                     ------------      -----------

      Net Cash - Continuing Operations                                    (60,910)      (1,152,230)
                                                                     ------------      -----------

Discontinued Operations:
   [Loss] from Discontinued Operations                                         --          (54,261)
   Adjustments to Reconcile Net [Loss] to Net Cash Operations:
      Depreciation and Amortization                                            --           38,220
      Provision for Doubtful Accounts                                          --           18,915
      Changes in Net Assets and Liabilities                                    --          260,011
                                                                     ------------      -----------

   Net Cash - Discontinued Operations                                          --          262,885
                                                                     ------------      -----------

   Net Cash - Operating Activities - Forward                              (60,910)        (889,345)
                                                                     ------------      -----------

Investing Activities - Continuing Operations:
   Increase in Due from Related Parties                                        --             (828)
   Purchase of Investments                                                     --         (187,664)
   Purchase of Property, Equipment, and Capitalized Software              (22,338)         (42,212)
   Sale of Investments                                                         --        2,566,858
                                                                     ------------      -----------

   Net Cash - Investing Activities - Continuing Operations -
      Forward                                                        $    (22,338)     $ 2,336,154

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                            ---------
                                                                                     2 0 0 0            1 9 9 9
                                                                                     -------            -------

   Net Cash - Operating Activities - Forwarded                                  $     (60,910)     $   (889,345)
                                                                                -------------      ------------

   Net Cash - Investing Activities - Continuing Operations -
      Forwarded                                                                       (22,338)        2,336,154
                                                                                --------------     ------------

Investing Activities - Discontinued Operations:
   Purchase of Property and Equipment                                                      --           (29,715)
                                                                                -------------      ------------

   Net Cash Investing Activities - Discontinued Operations                                 --           (29,715)
                                                                                -------------      -------------

Financing Activities - Continuing Operations:
   Proceeds from Issuance of Common Stock                                             250,000                --
   Purchase of Treasury Stock                                                              --          (966,043)
   Increase [Decrease] in Loan Payable to Shareholder                                  16,100          (130,000)
Proceeds from Note Payable                                                            100,000                --
   Payment of Notes Payable                                                            (5,850)         (100,000)
   Payment of Lease Payable                                                           (21,740)           (7,453)
Decrease in Loan Receivable                                                                --          (274,762)
                                                                                -------------      -------------

   Net Cash - Financing Activities - Continuing Operations                            338,510        (1,478,258)
                                                                                -------------      -------------

Financing Activities - Discontinued Operations:
   Proceeds from Long-Term Debt                                                            --            50,000
   Payment of Note Payable                                                                 --           (41,500)
   Payment of Lease Payable                                                                --            (5,769)
                                                                                -------------      ------------

   Net Cash Financing Activities Discontinued Operations                                   --             2,731
                                                                                -------------      ------------

Net Increase [Decrease] in Cash and Cash Equivalents                                  255,262           (58,433)

Cash and Cash Equivalents - Beginning of Years                                       (173,875)           67,535
                                                                                --------------     ------------

   Cash and Cash Equivalents - End of Years                                     $      81,387      $      9,102
                                                                                =============      ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                                                  $       8,751      $     16,128

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Conversion of Preferred Stock into Common Stock                              $         455      $        396
   Purchase of Assets under Capital Lease Financing                             $          --      $      6,210


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Uunaudited)
                                 March 31, 2000


Note 1 -    Basis of Preparation

            The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results of operations to be reported for the full year ending December 31, 2000.

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

            However, on December 10, 1999 the parties reformed the agreement to provide the sale of the company's entire interest in Eminet Domain in exchange for $2,500,000 in convertible preferred stock in Atlantic Internet Holdings, Inc. a Florida holding company which it has as one of its subsidiaries, The Eminet Domain.

            The sale resulted in a gain of $1,256,743 which is reflected in other income. The transaction resulted in the Eminet Domain, Inc being treated as a discontinued operation.

Note 3 -    Major Customers

            Income fees derived from major customers are tabulated as follow:

                                                 Three Months Ended
                                                       March 31,
                                                 2000              1999
                                                      (Unaudited)


            Customer A (Software System)        425,000             --
            Customer B (Software System)        225,000             --
            Customer C (Software System)        210,000             --
            Customer D (Software System)        325,000             --
            Customer E (Software System)        120,000             --
            Customer F (Software System)        375,000             --

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                                 March 31, 2000

Note 4 -    Capital Stock
            -------------

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

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Uunaudited) (Continued)
                                 March 31, 2000

Note 4 -    Capital Stock - Continued
            -------------------------

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

            In the first quarter of 2000, 250,000 share of common stock of the company were issued to investors.


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

Note 6 -    Business Agreements
            -------------------

            On January 2000, the Company entered into an exclusive agreement with Inter Global Fund for the worldwide rights for the sale of its products to Internet based casinos not attached to a land based casino.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Recent Developments


            Result of Operations
            ---------------------

            Three Months Ended March 31, 2000 and 1999
            ------------------------------------------

            Net Revenues. The Company's revenues increased approximately 98% in 2000 over the same period in 1999. Revenues from operations in the first quarter 2000 were $ 2,023,733 as compared with $ 29,000 for the same period in 1999. The increase in revenues was the result of the enhancement and upgrading of its product as well as global expansion of the company's products. The Company's overseas distribution outlets namely Australia began generating substantial revenues. The large resources allocated to sales and marketing in 1999 contributed to the revenue growth in the first quarter 2000.

            Cost of Revenues. Cost of revenues decreased 60% in 2000 over the same period in 1999. The decrease resulted from capitalized software development costs, being written off in 1999. The Company expects amortization of development costs to be consistent going forward.

            Operating Expenses. Operating expenses increased by 17% or $ 192,621 in the first quarter 2000 over the same period in 1999. The increase was largely due to global expansion efforts and increased support staffing.

            Provision for Doubtful Accounts. Provision for doubtful accounts in the first quarter 2000 were $ -0- as compared with $ 325,335 for the same period in 1999. The decrease resulted from management only recording revenues when more than 50% of monies have been received from a sale.

            Other Income. Other income decreased by approximately $1,400,000 in 2000 over the same period in 1999. In 1999 a gain on sale of $1,256,743 resulted from a percentage interest sold of the Company's wholly owned subsidiary. A $170,000 gain was recognized in a full and final settlement of a payable in 1999 as well.

            Liquidity and Capital Resources
            -------------------------------

            Cash, cash equivalents and marketable securities, which consist primarily of high risk, priced securities totaled $743,887 at March 31, 2000 compared to $3,384,029 at March 31, 1999. The decrease in cash, cash equivalents and marketable securities was due primarily to high risk priced securities decreasing in value and negative cash flow from operations in 1999. Management believes that cash generated from current and future operations will be sufficient to satisfy the Company's currently anticipated cash requirements.

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

            There are not defaults.

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


                                  Online Gaming Systems, Ltd.



Date:       May 16, 2000          By: /s/ Richard A. Iamunno
                                      ------------------------------------------
                                   (Signature)
                                   Richard A. Iamunno, President
                                   And Chief Executive Officer



Date:       May 16, 2000           By: /s/ Peter Lawson
                                       -----------------------------------------
                                   (Signature)
                                   Peter Lawson, Chief Financial Officer
                                   And Chief Operating Officer