Form 10KSB/A
period 1999-12-31
ONLINE GAMING SYSTEMS INC
filed 2000-05-31
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. 1)

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

            Transitional Small Business Disclosure Format (check one):

                        Yes    /X/     No    / /

                                Explanatory Note

         This Amendment No. 1 on Form 10-KSB/A (this "Amendment") is being filed in order to amend Item 8 of Part II of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2000. The purpose of this Amendment is to correct the disclosure arising from a miscommunication.



Part II Item 8.     Financial Statements and Supplementary Data.
---------------     --------------------------------------------

INDEX TO FINANCIAL STATEMENTS



                                                                               Page
                                                                               ----

Consolidated Balance Sheet as of December 31, 1999.........................F-2....F-3

Consolidated Statements of Operations and Comprehensive Income for the
years ended December 31, 1999 and 1998.....................................F-4....F-5

Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 1999 and 1998.....................................F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1999 and 1998.................................................F-7....F-8

Notes to Consolidated Financial Statements ................................F-9 ...F-21

                          INDEPENDENT AUDITOR'S REPORT


                                    (Deleted)

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999 (UNAUDITED).



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


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999 (UNAUDITED).


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

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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
   ----------------------------------     =========              ============

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

                                         ONLINE GAMING SYSTEMS, LTD.

Dated: May 31, 2000                      /s/ Peter Lawson
                                         ---------------------------------------
                                         Peter Lawson
                                         Chief Financial Officer