Form 10KSB/A
period 1999-12-31
ONLINE GAMING SYSTEMS INC
filed 2000-08-21
CIK 1003739

U.S SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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

            On October 31, 1999 the Company entered into a loan agreement with Hosken Consolidated Investments, Ltd. for the amount of $500,000. This loan is at call, does not attract an interest rate, and was used for general working purposes.

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

            In July 1999 in line with the Company's strategy of having a presence in major regulated markets an office was established in Sydney, Australia. Sydney is the largest capital city in Australia. The Australian gaming industry is the second largest regulated gaming industry in the world. Gaming in all forms including horse racing and lotteries turn over in excess of AUD$100 billion a year and has shown phenomenal growth over the past decade. The industry employs over 150,000 people and accounts for an average of 12% of the state and territory government revenues.

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

            Global Payment Technology Holdings, Ltd. S.A

            On November 1, 1999, Online Gaming Systems, Ltd. entered into an agreement with Hosken Consolidated Investments, Ltd. (subject to South African Reserve Bank Approval) to acquire a 23.9% equity in South African based Global Payment Technology Holdings Limited, ("GPT Limited"). GPT Limited currently markets and distributes authentication and validation equipment to South African gaming operators. GPT, Limited plans to enter the Interactive gaming market in South Africa as a distributor of Online Gaming System's product lines.


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


Fiscal Year Ending December 31, 1998

By Quarter                                        Common Stock
----------                                        ------------

       Quarter          Date                     High        Low
       -------          ----                     ----        ---

       1st          March 31, 1998               $4.80       $3.00

       2nd          June 30,1998                 $4.125      $3.625
       3rd          September 30, 1998           $4.375      $2.990

       4th          December 31, 1998            $3.00       $1.313


Fiscal Year Ending December 31, 1999

By Quarter                                        Common Stock
----------                                        ------------

       Quarter          Date                     High        Low
       -------          ----                     ----        ---

       1st          March 31, 1999               $3.00       $1.1875

       2nd          June 30,1999                 $3.5625     $1.96875

       3rd          September 30, 1999           $3.3125     $2.25

       4th          December 31, 1999            $2.46875    $0.90625

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

RESULTS OF OPERATIONS

      The following is a summary of the Company's financial and operating data:

                                          YEAR ENDED DECEMBER 31,
STATEMENTS OF CONTINUING
OPERATIONS DATA:                      1999                     1998
------------------------------        ----                     ----

Revenue                            $   850,950             $ 2,426,230
[Loss} Income from Operations       (7,418,680)             (2,401,793)
Net [Loss] Income                   (7,472,941)             (1,332,400)
Basic and Diluted Net
[Loss] Income Per Common Share     $     (0.59)            $     (0.15)

STATEMENT OF CONTINUING
OPERATIONS DATA                       1999                     1998
-----------------------------         ----                     ----
Working Capital                    $(1,011,476)            $ 4,667,465
Total Assets                         3,970,837              10,406,587
Total Liabilities                    1,854,609               1,427,969
Stockholders' Equity                 2,116,228               8,978,618


STATEMENTS OF DISCONTINUED
OPERATIONS DATA:                      1999                     1998
-------------------                   ----                     ----

Revenue                            $       --             $  544,057
[Loss] Income from Operations         (54,261)              (371,448)
Net [Loss] Income                     (54,261)              (371,448)
Basic and Diluted Net [Loss]
Income per Common Share            $       --             $    (0.04)


BALANCE SHEET DATA -
DISCONTINUED OPERATIONS:              1999                     1998
-------------------                   ----                     ----

Working Capital                    $       --             $  (65,845)
Total Assets                               --              1,546,350
Total Liabilities                          --                195,078
Stockholders' Equity                       --              1,351,272





OUTLOOK

RESULTS OF OPERATIONS

            The Company's net loss for 1999 was ($7,418,680)compared to net loss of ($1,332,400) for 1998. The substantial decrease was due to several factors. Net revenues for the Company for 1999 compared to 1998 decreased by 65% or $1,575,280. The decrease in revenues was the result of the development of the new product version. The Company stopped promotion of the old version and sales and marketing efforts did not produce anticipated results. The Company intends to allocate large resources to sales and marketing for 2000 and expects revenues to substantially increase.

            Cost of sales and operating expenses increased by 54% or $2,660,529 in 1999 compared with 1998. The increase was largely due to global expansion efforts, expenses related to product development, increased support staffing and amortization of capitalized product development. Cost of revenues is not directly related to revenues. Provision for doubtful accounts was $1,222,155 and $1,435,040 for 1999 and 1998 respectfully. Going forward the company does not anticipate any provision for doubtful accounts as revenues are recorded when monies are received.

LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 1999 the Company had negative working capital of ($1,011,476)compared with $4,667,465 at December 31, 1998. The decrease in working capital was primarily due to negative cash flow from operations.

            Management   believes  that  existing  cash,  cash  equivalents  and
marketable securities will be sufficient to satisfy the Company's currently anticipated cash requirements.

INFLATION

            In the opinion of management, inflation has not had a material adverse effect on its results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

            [See page F-1.]


ITEM 9.  RELATED PARTY TRANSACTIONS.

      The Company has a payable due to an affiliated company, whose shareholders are also shareholders of the Company. The balance of the payable at December 31, 1999 is $500,000. The payable is non-interest bearing and is due on demand.

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

Name                    #Granted    in F/Y      ($/Sh           Exp. Date

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

Name and Address of Beneficial Owner(2)     Amount of
                                            Beneficial      Percent of
                                            Ownership         Class


Richard A. Iamunno                          1,796,270         12.25%
Marcel Golding                              3,189,435*        22.00%
John Copelyn

Martin V. McCarthy                            125,000          0.85%

Jeffrey L. Hurwitz                                N/A          N/A

Peter Lawson                                   20,000           .14%

All Officers and Directors as a Group       5,130,705         35.54%
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
                        Company and Norman Hoskin.

          10.6    -     Stock  Purchase  Agreement  dated  March 10, 1999 by and
                        between Atlantic International  Entertainment,  Ltd. and
                        Centerline Associates, Inc.

          10.7    -     Stock  Option  and  Incentive  Plan  adopted by Board of
                        Directors on March 25, 1999.

          10.8*   -     Stock Purchase  Agreement dated December 10, 1999 by and
                        between Atlantic Internet Holdings, Inc.

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

                                          ONLINE GAMING SYSTEMS, LTD.

Dated: August 18, 2000                     /s/  Peter Lawso
                                          --------------------------------------
                                           Peter Lawson, Chief Financial Officer
Norman J. Hoskin,


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                        Title                      Date
         ---------                        -----                      ----

/s/ John Copelyn                 Chairman of the Board          August 18, 2000
---------------------------
    John Copelyn

/s/ Richard A. Iamunno           President, Chief Executive     August 18, 2000
---------------------------      Officer and Director
    Richard A. Iamunno

/s/ Peter Lawson                 Chief Financial Officer and    August 18, 2000
---------------------------      Chief Operating Officer
    Peter Lawson

/s/ Martin V. McCarthy           Director                       August 18, 2000
---------------------------
    Martin V. McCarthy

/s/  Marcel Golding              Director                       August 18, 2000
---------------------------
     Marcel Golding

/s/ Jeffrey Hurwitz              Director                       August 18, 2000
---------------------------
    Jeffrey Hurwitz

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----


Independent Auditor's Report......................................... F-2..

Consolidated Balance Sheet as of December 31, 1999 .................. F-3..F-4

Consolidated Statements of Operations and Comprehensive
[Loss] for theyears ended December 31, 1999 and 1998 ................ F-5..F-6

Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 1999 and 1998 .............................. F-7..

Consolidated Statements of Cash Flows for the years ended
December 31, 1999 and 1998 .......................................... F-8..F-9

Notes to Consolidated Financial Statements .......................... F-10.F-22







                             . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Online Gaming Systems, Ltd. and Subsidiaries



                        We have audited the  accompanying  consolidated  balance
sheet of Online Gaming Systems, Ltd. and its subsidiaries as of December 31, 1999, and the related consolidated statements of operations and comprehensive [loss], changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


Cranford, New Jersey
July 14, 2000

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999.

        Assets:
        Current Assets:
           Investments                                        $  662,500
           Prepaid Expenses                                       13,750
           Other Current Assets                                   27,263
                                                              ----------

           Total Current Assets                                  703,513
                                                              ----------

        Property and Equipment - Net                             358,958
                                                              ----------

        Equipment under Capitalized Lease - Net                  226,654
                                                              ----------

        Other Assets:
           Other Assets                                           15,462
           Patents - Net                                         166,250
           Investments                                         2,500,000
                                                              ----------

           Total Other Assets                                  2,681,712
                                                              ----------

           Total Assets                                       $3,970,837
                                                              ==========


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999.



        Liabilities and Stockholders' Equity:
        Current Liabilities:
           Cash Overdraft                                                 $    173,875
           Accounts Payable and Accrued Expenses                               822,493
           Notes Payable and Advances                                          624,618
           Current Portion of Capital Lease Obligations                         94,003
                                                                          ------------

           Total Current Liabilities                                         1,714,989

        Capital Lease Obligations                                              139,620
                                                                          ------------

           Total Liabilities                                                 1,854,609
                                                                          ------------

        Stockholders' Equity:
           Convertible Preferred Stock - Par Value $.001 Per Share;
              Authorized 10,000,000 Shares, Issued and Outstanding,
              14,050 shares [Liquidation Preference $1,405,000]                     14

           Common Stock - Par Value $.001 Per Share;
              Authorized 100,000,000 Shares, Issued - 13,614,052 Shares         13,614

           Additional Paid-in Capital                                       13,864,081

           Treasury Stock, 968,767 Common Shares - At Cost                  (1,744,547)
           Accumulated Other Comprehensive [Loss]                           (1,474,500)
           Accumulated [Deficit]                                            (8,142,434)

           Deferred Acquisition Costs                                         (400,000)
                                                                          ------------

           Total Stockholders' Equity                                        2,116,228
                                                                          ------------

           Total Liabilities and Stockholders' Equity                     $  3,970,837
                                                                          ============


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE [LOSS]

                                                                                      Years ended
                                                                                     December 31,
                                                                                 1 9 9 9         1 9 9 8
                                                                                 -------         -------

        Revenue                                                                $   850,950      2,426,230

        Cost of Sales                                                              109,524        792,789
                                                                               -----------    -----------

           Gross Profit                                                            741,426      1,633,441
                                                                               -----------    -----------

        Operating Expenses:
           General and Administrative                                            5,292,371      2,510,484
           Provision for Doubtful Accounts and Notes                             1,222,155      1,435,040
           Depreciation and Amortization                                           864,502         89,710
                                                                               -----------    -----------

           Total Operating Expenses                                              7,379,028      4,035,234
                                                                               -----------    -----------

           [Loss] from Operations                                               (6,637,602)    (2,401,793)
                                                                               -----------    -----------

        Other [Expenses] Income:
           Interest Income                                                          30,961         81,390
           Interest Expense                                                        (54,648)        (2,211)
           Interest Expense - Related Party                                           --           (8,855)
           Other Income                                                            949,419        538,387
           Other Expense - Related Party                                           (56,068)          --
           Loss on Investments                                                    (350,000)          --
           Software Write-Off                                                   (1,300,742)          --
                                                                               -----------    -----------
           Other [Expenses] Income - Net                                          (781,078)       608,711
                                                                               -----------    -----------

           [Loss] from Continuing Operations Before
              Income Tax [Benefit] Expense                                      (7,418,680)    (1,793,082)

        Income Tax [Benefit]                                                          --         (460,682)
                                                                               -----------    -----------

           [Loss] from Continuing Operations                                    (7,418,680)    (1,332,400)

        Discontinued Operations:
            [Loss] from Operations of Discontinued Business
              Segment [Net of Income Tax [Benefit] of $-0- and $(51,243),
              for the years ended December 31, 1999 and 1998, Respectively]        (54,261)      (321,448)
           [Loss] on Disposal of Business Segment, including
              Provision of $50,000 for Operating Loss During
              Phase Out Period [Net of Income Tax [Benefit] of $-0-]                  --          (50,000)
                                                                               -----------    -----------

           Net [Loss]                                                           (7,472,941)    (1,703,848)

        Other Comprehensive Loss:
           Unrealized Holding Loss arising during period                        (1,378,642)      (104,611)
           Less: Reclassification Adjustment for Loss Included in Net Income          --          (51,516)
                                                                               -----------    -----------

           Total Other Comprehensive [Loss]                                    $(8,851,583)   $(1,756,943)
                                                                               ===========    ===========

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE [LOSS]


                                                                              Years ended
                                                                             December 31,
                                                                        1 9 9 9        1 9 9 8
                                                                        -------        -------

        Net [Loss]                                                  $ (7,472,941)   $ (1,703,848)
        Deduct:  Imputed Non-cash Preferred Stock Dividend                  --           269,443
                       Preferred Stock Dividend in Arrears                34,525          33,333
                                                                    ------------    ------------

           Net [Loss] Available to Common Stockholders              $ (7,507,466)   $ (2,006,624)
                                                                    ============    ============

        [Loss] Per Common Share:
           Continuing Operations                                    $       (.59)   $       (.15)
           Discontinued Operations                                          --              (.04)
           Disposal of Discontinued Subsidiary                              --              --
                                                                    ------------    ------------

           Basic and Diluted Net [Loss] Per Share of Common Stock   $       (.59)   $       (.19)
                                                                    ============    ============

           Weighed Average Shares of Common Stock Outstanding         12,632,422      10,771,563
                                                                    ============    ============



              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                          Preferred Stock           Common Stock             Additional        Treasury Stock
                                          ---------------       ----------------------         Paid-in         --------------
                                      Shares        Amount      Shares          Amount         Capital     Shares           Amount
                                      ------        ------      ------          ------         -------     ------           ------
Balance - December 31, 1997                 --   $       --      9,590,184   $    9,590   $   4,149,906         --   $          --$

Sale of Escrow Common Stock                 --           --             --           --         299,900         --              --
Unrealized Holding [Loss]
   on Marketable Securities                 --           --             --           --              --         --              --
Sale of Common Stock                        --           --      1,250,000        1,250       3,998,750         --              --
Issuance of Common Stock                    --           --      9,700,000        9,700              --         --              --
Cancellation of Common Stock                --           --     (9,700,000)      (9,700)             --         --              --
Sale of Common Stock                        --           --      1,217,647        1,217       2,285,921         --              --
Purchase of Treasury Stock                  --           --             --           --              --   (145,500)       (278,697)
Sale of Preferred Stock                 10,000           10             --           --         906,840         --              --
Cancellation of Common Stock                --           --        (25,000)         (25)             25         --              --
Issuance of Common Stock                    --           --         31,106           31          18,720         --              --
Conversion of Preferred Stock           (2,740)          (3)       147,002          147            (144)        --              --
Contingent Acquisition                      --           --        200,000          200         399,800         --              --
Imputed non-cash Series A
   Convertible Preferred Stock
   Dividend                                 --           --             --           --         269,443         --              --
[Loss] From Continuing
   Operations                               --           --             --           --              --         --              --
[Loss] From Discontinued
   Operations                               --           --             --           --              --         --              --
                                     ---------   ----------- -------------    ---------   -------------   --------   -------------

   Balance - December 31, 1998           7,260            7     12,410,939       12,410      12,329,161   (145,500)       (278,697)

Purchase of Treasury Stock                  --           --             --           --              --   (823,267)     (1,465,850)
Conversion of Preferred Stock           (9,410)          (9)       861,122          860            (851)        --              --
Subsidiary Divested                         --           --             --           --              --         --              --
Sale of Preferred Stock                 16,200           16             --           --       1,002,984         --              --
Sale of Common Stock                        --           --             --           --              --         --              --
Unrealized Holding Gain (Loss)
   on Marketable Securities                 --           --             --           --              --         --              --
Forgiveness of Debt - Related Party         --           --             --           --        (324,286)        --              --
Issuance of Common Stock                    --           --        341,991          344         857,073         --              --
Loss From Continuing Operations             --           --             --           --              --         --              --
Loss From Discontinued Operations           --           --             --           --              --         --              --
                                     ---------   ----------- -------------    ---------   -------------   --------   -------------
   Balance - December 31, 1999          14,050   $       14     13,614,052   $   13,614   $  13,864,081   (968,767)  $  (1,744,547)
                                     =========   ==========  =============   ==========   =============   ========   =============

                                            Accumulated                        Deferred                        Total
                                                Other                          --------                        -----
                                            Comprehensive     Accumulated    Acquisition  Subscription     Shareholders'
                                            -------------     -----------    -----------  ------------     -------------
                                             [Loss]          [Deficit]          Costs       Receivable        Equity
                                              ----           ---------          -----       ----------         ------
                            >
Balance - December 31, 1997                   (42,763)     $ 829,886     $         --      $    --         $  4,946,619

Sale of Escrow Common Stock                        --            --                --           --              299,900
Unrealized Holding [Loss]
   on Marketable Securities                   (53,095)           --                --           --              (53,095)
Sale of Common Stock                               --            --                --      (1,445,000)        2,555,000
Issuance of Common Stock                           --            --                --           --                9,700
Cancellation of Common Stock                       --            --                --           --               (9,700)
Sale of Common Stock                               --            --                --           --            2,287,138
Purchase of Treasury Stock                         --            --                --           --             (278,697)
Sale of Preferred Stock                            --            --                --           --              906,850
Cancellation of Common Stock                       --            --                --           --                 --
Issuance of Common Stock                           --            --                --           --               18,751
Conversion of Preferred Stock                      --            --                --           --                 --
Contingent Acquisition                             --            --          (400,000)          --                 --
Imputed non-cash Series A
   Convertible Preferred Stock
   Dividend                                        --       (269,443)              --           --                 --
[Loss] From Continuing
   Operations                                      --     (1,332,400)              --           --           (1,332,400)
[Loss] From Discontinued
   Operations                                      --       (371,448)              --           --             (371,448)
                                        -------------    -----------      -----------     -----------      ------------

   Balance - December 31, 1998                (95,858)    (1,143,405)        (400,000)     (1,445,000)        8,978,618

Purchase of Treasury Stock                         --            --                --           --           (1,465,850)
Conversion of Preferred Stock                      --            --                --           --                 --
Subsidiary Divested                                --        473,912               --           --              473,912
Sale of Preferred Stock                            --            --                --           --            1,003,000
Sale of Common Stock                               --            --                --       1,445,000         1,445,000
Unrealized Holding Gain (Loss)
   on Marketable Securities                (1,378,642)           --                --           --           (1,378,642)
Forgiveness of Debt - Related Party                --            --                --           --             (324,286)
Issuance of Common Stock                           --            --                --           --              857,417
Loss From Continuing Operations                    --     (7,418,680)              --           --           (7,418,680)
Loss From Discontinued Operations                  --        (54,261)              --           --              (54,261)
                                        -------------    -----------      -----------      ------------    ------------
   Balance - December 31, 1999          $  (1,474,500)   $(8,142,434)      $ (400,000)     $   --         $   2,116,228
                                        =============    ===========      ============     =============  =============



              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Years ended
                                                                               December 31,
                                                                         1 9 9 9          1 9 9 8
                                                                         -------          -------
Operating Activities:
   [Loss] from Continuing Operations                                   $(7,472,941)   $(1,332,400)
   Adjustments to Reconcile Net [Loss] to
      Net Cash [Used for] Operating Activities:
   Depreciation and Amortization                                           864,502        473,209
   Deferred Tax Asset                                                         --          176,812
   Provision for Doubtful Accounts                                       1,222,155      1,435,040
   Loss on Sale of Assets                                                     --              950
   Gain on Sale of Subsidiary                                           (1,231,750)          --
   Issuance of Common Stock for Services Rendered                          140,000           --
   Issuance of Common Stock for Compensation                               217,312           --
   Realized Loss on Carrying Value of Investments                          350,000         51,516
   Loss on Sale of Investments                                             221,637           --
   Software Write-Off                                                    1,300,742           --

Changes in Assets and Liabilities:
   [Increase] Decrease in:
      Accounts Receivable                                                   13,715        (93,938)
      Prepaid Expenses                                                      (2,493)          (494)
      Notes Receivable                                                      39,211       (747,062)
      Other Assets                                                         170,832       (103,199)

   Increase [Decrease] in:
      Accounts Payable and Accrued Expenses                               (252,488)       391,033
      Income Taxes Payable                                                    --         (634,336)
      Other Current Liabilities                                               --          (24,917)
      Due to Customer                                                         --          (20,721)
                                                                       -----------    -----------

   Net Cash - Continuing Operations                                     (4,419,566)      (428,507)
                                                                       -----------    -----------

Discontinued Operations:
   [Loss] from Discontinued Operations                                     (54,261)      (371,448)
   Adjustments to Reconcile Net [Loss] to Net Cash Operations:
      Depreciation and Amortization                                         38,220        144,748
      Provision for Doubtful Accounts                                       18,915         27,424
      Loss on Sale of Assets                                                  --               50
      Changes in Net Assets and Liabilities                                238,577       (117,751)
                                                                       -----------    -----------

   Net Cash - Discontinued Operations                                      241,451       (316,977)
                                                                       -----------    -----------

   Net Cash - Operating Activities - Forward                            (4,178,115)      (745,484)
                                                                       -----------    -----------

Investing Activities - Continuing Operations:
   Increase [Decrease] in Due from Related Parties                          55,240         (5,385)
   Purchase of Investments                                                (393,092)    (6,451,459)
   Purchase of Patents and Licences                                       (450,000)          --
   Purchase of Property, Equipment, and Capitalized Software              (105,696)    (1,241,840)
   Sale of Investments                                                   3,431,823      1,245,728
                                                                       -----------    -----------

   Net Cash - Investing Activities - Continuing Operations - Forward   $ 2,538,275    $(6,452,956)


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Years ended
                                                                                             December 31,
                                                                                       1 9 9 9        1 9 9 8
                                                                                     -----------    -----------

   Net Cash - Operating Activities - Forwarded                                       $(4,178,115)   $  (745,484)
                                                                                     -----------    -----------

   Net Cash - Investing Activities - Continuing Operations -
      Forwarded                                                                        2,538,275     (6,452,956)
                                                                                     -----------    -----------

Investing Activities - Discontinued Operations:
   Purchase of Property and Equipment                                                    (29,715)        (6,419)
                                                                                     -----------    -----------

Financing Activities - Continuing Operations:
   Cash Overdraft                                                                        173,875           --
   Proceeds from Issuance of Common Stock                                                   --        6,597,047
   Proceeds from Issuance of Preferred Stock                                           1,503,000        906,850
   [Purchase] of Treasury Stock                                                       (1,465,850)      (278,697)
   [Decrease] in Loan Payable to Officer                                                (150,000)       (16,636)
   Proceeds from Long-Term Debt                                                          344,000        153,100
   Proceeds from Short-Term Borrowings                                                   500,000           --
   Payment from Notes Receivable                                                       1,445,000           --
   Payment of Notes Payable                                                             (319,279)       (84,660)
   Payment of Lease Payable                                                              (61,432)       (11,286)
   Decrease in Loan Receivable                                                          (370,025)          --
                                                                                     -----------    -----------

   Net Cash - Financing Activities - Continuing Operations                             1,599,289      7,265,718
                                                                                     -----------    -----------

Financing Activities - Discontinued Operations:
   Proceeds from Long-Term Debt                                                           50,000         40,400
   Payment of Note Payable                                                               (41,500)        (6,000)
   Payment of Lease Payable                                                               (5,769)       (38,984)
                                                                                     -----------    -----------

   Net Cash - Financing Activities - Discontinued Operations                               2,731         (4,584)
                                                                                     -----------    -----------

   Net [Decrease] Increase in Cash and Cash Equivalents                                  (67,535)        56,275

Cash and Cash Equivalents - Beginning of Years                                            67,535         11,260
                                                                                     -----------    -----------

   Cash and Cash Equivalents - End of Years                                          $      --      $    67,535
                                                                                     ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                                                       $    52,231    $    16,694
      Income Taxes                                                                   $      --      $      --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Conversion of Preferred Stock into Common Stock                                   $       649    $       147
   Stock Issued in Exchange for Contingent Acquisition                               $      --      $   400,000
   Purchase of Assets under Capital Lease Financing                                  $   192,068    $    91,401
   Sale of Subsidiary for Preferred Stock                                            $ 2,500,000    $      --

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




[1] Organization

Nature of Business - Online Gaming Systems, Ltd. [the "Company"] is located in Southern Florida. The Company primarily develops and markets interactive gaming products and services through the Internet and World Wide Web. The Company's created Online Gaming Systems Australia Pty., as a wholly owned subsidiary, to offer sports book sales in Australia and the Pacific Island region.

In April 1999, the Company acquired Excel Design, Inc. which develops hand held portable and wireless gaming devices. In December 1999, the Company sold its interest in Eminet Domain, Inc., a previously wholly owned subsidiary of the Company.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The Consolidated financial statements include the accounts of the Company and its subsidiaries, Online Gaming Systems Australia, Pty. and Excel Design, Inc. All material intercompany accounts and transactions have been eliminated.

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

Revenue Recognition - Revenue from the sales of computer software licensing agreements are recognized over the term of the agreement.

Investments - The Company accounts for investments in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Equity securities, which the Company does not have the intent to hold to maturity, are classified as trading or available for sale. Securities available for sale are carried at fair value, with any temporary unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized or deemed to be a loss which is other than temporary. Trading securities are carried at fair value with any unrealized gains or losses included in earnings. At December 31, 1999, the Company had no investments classified at trading.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




[2] Summary of Significant Accounting Policies [Continued]

Investments [Continued] - Held to maturity securities are carried at amortized cost. Marketable equity securities available for current operations are classified in the balance sheet as current assets while securities held for non-current uses are classified as long-term assets. Realized gains and losses are calculated utilizing the specific identification method [See Notes 4 and 5]. At December 31, 1999, the Company classified all investments as available for sale.

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

Capitalization of Software Development Costs - Research and development costs incurred in connection with the development of new software are expensed as incurred during the year. Certain software development costs capitalized in prior years totaling $1,300,742 were recorded as a period charge during fiscal 1999.

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

Patents - Patent costs are incurred in connection with obtaining certain patents and filing of related patent applications. Patent amortization expense amounted to $33,750 and $-0- for the years ended December 31, 1999 and 1998, respectively. Amortization is calculated on a straight-line basis over the patents estimated useful life.

Reclassification - Certain prior year amounts have been reclassified to conform to current year's financial statement presentation.

[3] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. At December 31, 1999, the Company did not have any amounts in a financial institution that is subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure is limited. The Company performs ongoing credit evaluations of its customers but does not require collateral as a condition of service.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



[3] Significant Risks and Uncertainties [Continued]

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

                                              Revenues
                                              Year Ended
                                             December 31,
Customers                             1 9 9 9            1 9 9 8
---------                             -------            -------

Customer A (Software Sales)       $      250,000      $          --
Customer B (Software Sales)              190,000                 --
Customer C (Software Sales)               50,000                 --
Customer D (Software Sales)               85,000                 --
Customer E (Software Sales)                   --            675,000
Customer F (Software Sales)                   --            220,000
Customer G (Software Sales)                   --            350,000
Customer H (Software Sales)                   --            450,000
Customer I  (Software Sales)                  --            450,000
                                  --------------      -------------

   Totals                         $      575,000      $   2,145,000
   ------                         ==============      =============

Geographic Information

Canada                            $           --      $     450,000
Caribbean                                575,000          1,695,000
                                  --------------      -------------

   Totals                         $      575,000      $   2,145,000
   ------                         ==============      =============

The Company purchases software from two vendors. Management believes that there is no business vulnerability regarding this concentration of purchases from the vendor as the software is available from other sources.

[4]  Investments in Equity Securities

The Company has investment in equity securities classified as available for sale with an original cost of $2,137,000 having a fair value of $662,500 at December 31, 1999. As of December 31, 1999, the Company has recorded temporary unrealized losses related to this investment of $1,474,000 as an adjustment to stockholders' equity [See Note 19].

Investment classified as a non-current asset represents 500,000 shares of preferred stock of Atlantic Internet Holdings, [the parent company of the Company's former wholly owned subsidiary], issued to the Company in lieu of the sale of the wholly owned subsidiary. The preferred stock was valued at its original cost of $2,500,000 at December 31, 1999 [See Note 19].

Gross proceeds from the sale of available for sale securities was $872,362, and $853,856 and gross realized loss was $642,001 and $51,516 for the years ended December 31, 1999 and 1998, respectively.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




[5] Other Comprehensive Loss

Temporary unrealized holding losses on investments, classified as available for sale, is as follows at December 31, 1999 [See Notes 2 and 19]:

                                                      1 9 9 9
                                                      -------

Beginning Balance                           $              (95,858)
Current Year - Other Comprehensive Loss                 (1,378,642)
                                            ----------------------

   Total                                    $           (1,474,500)
   -----                                    ======================

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
   ------                                           ======================     ======================      =====================

Depreciation expense for the years ended December 31, 1999 and 1998 amounted to $112,206 and $87,069, respectively.

[7] Notes Payable and Advances

As of December 31, 1999, the Company had a $500,000 principal balance outstanding on a note payable bearing 12% interest per annum. Repayment terms provide for monthly interest only payments and one single lump sum repayment of principal on December 31, 2000. If the Company fails to make any payment of interest or principal, interest will accrue at 15% until all outstanding principal and interest has been repaid. In August 2000, the Company revised the note payable agreement to include an additional borrowing of $450,000 while maintaining the same repayment terms and conditions.

As of December 31, 1999, the Company had advances of $124,618 outstanding in connection with a trade acceptance draft program.

[8] Deferred Acquisition Costs

In October of 1998, the Company entered into a Stock Purchase Agreement with Axxsys International, Inc., [Seller] to purchase the assets of Axxsys for $400,000.00. Under the agreement 200,000 shares of the Company's common stock was delivered and is being held in an escrow account pending execution.

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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



[9] Leases

Capital Leases - The Company is the lessee of office equipment under capital leases expiring in various years through December 2002. The various leases are collateralized by the related assets. The assets and liabilities under capital leases are recorded at the present value of the net future minimum lease payments. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases totaled $54,869 and $-0- for the years ended December 31, 1999 and 1998, respectively.

Following is a summary of property held under capital leases:

Office Equipment                                  $           281,523
Less: Accumulated Amortization                                 54,869
                                                   ------------------

Total                                             $           226,654
-----                                             ===================

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

2000  $                                                       123,621
2001                                                          123,621
2002                                                           31,029
2003                                                            --
-------------------------------------------------------------------------------

Net Minimum Lease Payments                                    278,271
Less:  Amount Representing Interest                            44,648
                                                  -------------------

Present Value of Net Minimum Lease Payments                   233,623
Less:  Current Portion                                         94,003
                                                  -------------------

   Long-Term Portion                              $           139,620
   -----------------                              ===================

Operating Leases - The Company leases office space and equipment under operating leases expiring through September 2002, and has a $10,236 security deposit with its landlord. The lease grants an option for renewal for an additional 5 years.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1999.

Year ending                                             Operating
December 31,                                              Leases

   2000                                          $            120,142
   2001                                                       123,384
   2002                                                        81,885
   2003                                                            --
   Thereafter                                                      --
                                                 --------------------

   Total                                         $            325,411
   -----                                         ====================

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

In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including trade and notes payables, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

[11] Capital Stock

In the second quarter of 1998, the Company sold 1,250,000 shares for a total of $4,000,000 pursuant to Regulation D. The Company received $2,000,000 and a note receivable in foreign currency for the balance. The note receivable is shown in the equity section classified as a subscription receivable. Subsequently, the note has devalued due to foreign currency exchange. A foreign currency loss of $600,000 is included in other income [expense].

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


[11] Capital Stock [Continued]

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

On April 6, 1999 certain individual employees were issued 110,000 shares of common stock of the company as a signing bonus pertaining to employment agreements between the company and the individuals. The fair value of the shares was approximately $154,000 at date of issuance.

In the second quarter of 1999, 75,000 shares of the company's common stock, with a fair value of approximately $234,375, were issued to a consultant for services performed.

On July 1, 1999, the Company's largest institutional stockholder, Hosken Consolidated Investments, a South African corporation acquired approximately 575,000 shares of the Company's common stock from Norman J. Hoskin, the Company's Chairman of the Board of Directors. Hoskin Consolidated Investments, Ltd. were also granted an options over the remaining shares of Mr. Hoskin. Mr. Hoskin has resigned his positions as Chairman and Secretary/Treasurer and will limit his activities as a consultant to the Company due to his health. With its purchase, HCI share holdings increases to 2,161,935 shares or approximately 16% of total shares outstanding.

In the third quarter of 1999, 52,500 shares of the common stock, with a fair value of approximately $105,000, were issued in lieu of expenses paid on behalf of the Company.

In the fourth quarter of 1999, 10,500 shares of 5% convertible preferred stock, $.001 par value, were issued to the Shaar Fund for $1,050,000. Each share is convertible into common stock by virtue of a formula contained in the Purchase Agreement which is 78% of the three day average closing bid price for the corporations common stock for the twenty five (25) trading days prior to the delivery of the notice of redemption. The amount of such non-cash discounts which is analogous to a dividend is $105,430. Holders of the above preferred stock are entitled to; (i) quarterly cumulative dividends at the rate of 5% per annum of the original issue price of the preferred stock, (ii) a liquidation preference equal to the sum of $100 for each outstanding share of the preferred stock.

In the fourth quarter of 1999, 2,150 shares of convertible preferred stock, valued at $215,000 was converted into 212,607 shares of common stock.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




[12] Discontinued Operations

Operating results of EmiNet Domain including net sales of approximately $-0- and $544,000 are included in discontinued operations in the statement of operations for the year ended December 31, 1999 and 1998, respectively.

Assets and liabilities to be disposed of consisted of the following at December 31, 1998.

Cash                                               $               20,640
Accounts Receivable - Net                                           5,272
Property Plant and Equipment - Net                                155,917
Intangible Assets - Net                                         1,362,264
Other Assets                                                        2,257
                                                   ----------------------

Total Assets                                                    1,546,350
                                                   ----------------------

Accounts Payable and Accrued Expenses                              91,757
Notes Payable and Lines of Credit                                 103,321
                                                   ----------------------

Total Liabilities                                                 195,078
                                                   ----------------------

   Net Assets Disposed Of                          $            1,351,272
   ----------------------                          ======================

Assets are shown at their expected net realizable values and liabilities are shown at their face amounts.
[13] Provision for Income Taxes

Income tax [benefit] expense from continuing operations consists of the following:

                                                         December 31,
                                                         ------------
                                                    1 9 9 9          1 9 9 8
                                                    -------          -------
Current:
   Federal                                         $     --        $(443,371)
   State                                                 --          (17,311)
                                                   --------        ---------

   Total Current                                         --         (460,682)
                                                   --------        ---------

Deferred:
   Federal                                               --               --
   State                                                 --               --
                                                   --------        ---------

   Total Deferred                                        --               --
                                                   --------        ---------

   Tax Expense [Benefit] - Continuing Operations   $     --        $(460,682)
   ---------------------------------------------   ========        =========

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



[13] Provision for Income Taxes [Continued]

Income tax from continuing operations at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                     December 31,
                                                     ------------
                                               1 9 9 9           1 9 9 8
                                               -------           -------

Federal Statutory Rate                             34.0%              34.0%
State Income Taxes                                  2.0                2.0
Non-Deductible Expenses and Allowances            (36.0)             (10.0)
                                            -----------       ------------

   Effective Rate                                  --   %             26.0%
   --------------                           ===========       ============

The major components of deferred income tax assets and liabilities at December 31, 1999 is as follows:

Deferred Tax Assets [Liability]:
   Net Operating Loss Carryforward                   $          2,663,930
   Depreciation                                                   (10,000)
   Unrealized Losses                                              330,000
   Valuation Allowance                                         (2,983,930)
                                                     --------------------

   Deferred Tax Asset                                $                 --
   ------------------                                ====================

At December 31, 1999, the Company had approximately $7,500,000 of operating tax loss carryforwards expiring in 2012.

The Company's valuation allowance increased by approximately $3,000,000 for the year ended December 31, 1999.

[14] Commitments and Contingencies

[A] Employment Agreements - The Company has an employment agreement with its CEO, which commenced January 1, 1997 and expires on December 31, 2000. The aggregate annual commitment for future salaries at December 31, 1999 was $158,400. Also, included in the agreement is an incentive bonus based upon the Company obtaining certain net income and net cash flows. No bonuses have been accrued at December 31, 1999, due to net losses and negative cash flow recorded for the year ending December 31, 1999.

[B] Litigation - The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows.

[C] Distribution Agreement - In May 1999, the Company entered into an alliance with the London based John Huxley Casino Equipment, Ltd., a casino equipment manufacturer. Huxley will have exclusive distributions rights for all of the Company's products in England and Europe and non-exclusive in all other areas except Australia and the United States.

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

The following is a summary of transactions, including the options issued to employees of the Company.

                                                         Weighted-Average
                                          Shares          Exercise Price

Outstanding at December 31, 1996               --       $         --
Granted                                   175,000                  3.25
Exercised                                      --                 --
Canceled                                       --                 --
                                       ----------       ---------------

Outstanding at December 31, 1997          175,000                  3.25
                                       ----------       ---------------
Exercisable at December 31, 1997          175,000                  3.25
Granted                                   788,000                  3.94
Exercised                                      --                 --
Canceled                                       --                 --
                                       ----------       ---------------

Outstanding at December 31, 1998          963,000                  3.83
                                       ----------       ---------------
Exercisable at December 31, 1998          963,000                  3.83
Granted                                   636,000                  2.25
Exercised                                      --                 --
Canceled                                       --                 --
                                       ----------       ---------------

   Outstanding at December 31, 1999     1,599,000                  2.25
   --------------------------------    ----------       ---------------
   Exercisable at December 31, 1999     1,599,000                  2.25
   --------------------------------    ----------       ---------------

The following table summarizes information about stock options at December 31, 1999:

                                        Outstanding Stock Options                    Exercisable
                                        -------------------------                    Stock Options
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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



[15] Incentive Stock Option Plan [Continued]

The Black-Scholes option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The weighted average fair value of stock options granted to employees is estimated at $3.00 and $3.70, during 1999 and 1998, respectively.

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

                                                           December 31,
                                                           ------------
                                                  1 9 9 9             1 9 9 8
                                                  -------             -------

Risk-Free Interest Rate                             5.9  %              5.6  %
Expected Life                                       4 years              5 years
Expected Volatility                               162.1  %            153.0  %
Expected Dividends                                   --  %                  -- %

The pro forma amounts are indicated below:
                                                        Years ended
                                                       December 31,
                                                       ------------
                                                1 9 9 9             1 9 9 8
                                                -------             -------
Net [Loss] - Continuing Operations:
   As Reported                                $(7,418,680)        $(1,332,400)
   Pro Forma                                  $(9,326,680)        $(4,246,891)

Basic Net [Loss] Per Share of Common Stock - Continuing Operations:
   As Reported                                $      (.59)        $      (.15)
   Pro Forma                                  $      (.74)        $      (.39)

Diluted Net [Loss] Per Share of Common Stock - Continuing Operations:
   As Reported                                $      (.59)        $      (.15)
   Pro Forma                                  $      (.74)        $      (.39)
[16] Other Income [Expense]

Included in other income [expense] is a gain on the sale of a former subsidiary for $1,231,750 [See Note 12].

[17] New Authoritative Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ["FASB"] issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issues SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material effect on the Company's results of consolidated operations, financial position, or cash flows.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



[17] New Authoritative Accounting Pronouncements [Continued]

In December 1999, the Securities and Exchange Commission ["SEC"] issued Staff Accounting Bulletin ["SAB"] 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." The SEC has issued SAB 101B, "Amendment:
Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until the Company's fourth quarter of 2000. The Company will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

[18] Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. These factors raised substantial doubt about the ability of the Company to continue as a going concern.

Based on management's plans, cash flow projections, and a firm commitment from an affiliated company and significant stockholder to fund future operations it appears that the Company will continue to operate on a going concern basis in the near future [See Note 19].

[19] Subsequent Event

Events occurring after December 31, 1999 have indicated that the temporary unrealized loss of $1,474,500 on equity securities, classified as available for sale, represent a decline in value "other than temporary." In subsequent periods, the Company recognized period changes of $1,474,500 related to the prior temporary unrealized loss recorded as a component of stockholders' equity at December 31, 1999. Additionally, further subsequent period charges were recognized for the remaining fair value of $662,500 in investments disclosed as a current asset and $1,300,000 related to investments classified as non-current on the Company's balance sheet at December 31, 1999. Had these factors existed as of December 31, 1999, the Company's net loss would have increased by $3,437,000 [$(.27) per share] for the year ended December 31, 1999 [See Notes 4 and 5].

In August 2000, the Company entered into a financing agreement for $1,950,000 to refinance $950,000 of debt obligations and provide $1,000,000 of cash to fund general operations. Provisions of the agreement provide for a maturity date of six months form date of issue and will accrue interest at the rate of 8% per annum. Principal and interest are due in full upon the maturity date. If the Company defaults on the payment of interest and principal, the interest rate on all outstanding balances will increase to 18% per annum. In connection with obtaining the financing agreement, the Company issued 2,000,000 warrants to the lender for the purchase of the Company's common stock at an exercise price of $.50 per share the exercise price on the 2,000,000 warrants will be adjusted to the lower exercise price. The financing agreement is secured by substantially all assets of the Company.



                              . . . . . . . . . .