Form 10QSB/A
period 2000-03-31
ONLINE GAMING SYSTEMS INC
filed 2000-08-21
CIK 1003739

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

YES     [ X  ]      NO   [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding as of May 15, 2000
--------------------------------                 ------------------------------
Common Stock, $.001 par value                               14,669,180

                                TABLE OF CONTENTS


Heading                                                                   Page


                         PART 1. - FINANCIAL INFORMATION

Item 1.     Financial Statements.........................................  2

            Consolidated Balance Sheet - March 31, 2000 (Unaudited)......  3-4

            Consolidated Statement of  Income and Comprehensive
            Income (Unaudited)...........................................  5-6

            Consolidated Statement of Cash Flows - Three Months ended
            March 31, 2000 (Unaudited) ..................................  7-8

            Notes to Consolidated Financial Statements (Unaudited).......  9-11

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................  12


                          PART II. - OTHER INFORMATION

Item 1.     Legal Proceedings............................................  13

Item 2.     Changes In Securities........................................  13

Item 3.     Defaults Upon Senior Securities..............................  13

Item 4.     Submission of Matters to a Vote of Securities Holders .......  13

Item 5.     Other Information ...........................................  13

Item 6.     Exhibits and Reports on Form 8-K.............................  13

            Signatures...................................................  14

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



                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                              Financial Statements

                                 March 31, 2000

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 2000


Assets:
Current Assets:
   Cash and Cash Equivalents                                  $   81,387
   Investments                                                   662,500
   Prepaid Expenses                                                7,916
   Other Current Assets                                           32,306
                                                              ----------

   Total Current Assets                                          784,109
                                                              ----------

Property and Equipment - Net                                     350,288
                                                              ----------

Equipment under Capitalized Lease - Net                          207,556
                                                              ----------

Other Assets:
   Other Assets                                                  195,498
   Investments                                                 2,500,000
                                                              ----------

   Total Other Assets                                          2,695,498
                                                              ----------

   Total Assets                                               $4,037,451
                                                              ==========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 2000


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable and Accrued Expenses                         $    880,715
   Notes Payable - Officers                                            96,350
   Current Portion of Long Term Debt                                  618,768
   Current Portion of Capital Lease Obligations                        99,473
                                                                 ------------

   Total Current Liabilities                                        1,695,306

Capital Lease Obligations                                             112,410
                                                                 ------------

   Total Liabilities                                                1,807,716
                                                                 ------------

Stockholders' Equity:
   Convertible Preferred Stock - Par Value $.001 Per Share;
      Authorized 10,000,000 Shares, Issued and Outstanding,
      10,610 shares [Liquidation Preference $1,061,000]                    11

   Common Stock - Par Value $.001 Per Share;
      Authorized 100,000,000 Shares, Issued - 14,298,180 Shares        14,298

   Additional Paid-in Capital                                      14,113,400

   Treasury Stock, 968,767 Common Shares - At Cost                 (1,744,547)
   Accumulated Comprehensive (Loss)                                (1,474,500)

   Accumulated [Deficit]                                           (8,278,927)

   Deferred Acquisition Costs                                        (400,000)
                                                                 ------------

   Total Stockholders' Equity                                       2,229,735
                                                                 ------------

   Total Liabilities and Stockholders' Equity                    $  4,037,451
                                                                 ============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              Three Months ended
                                                                              ------------------
                                                                                   March 31,
                                                                                   ---------
                                                                           2 0 0 0         1 9 9 9
                                                                           -------         -------

Revenue                                                                   $ 1,315,129    $    29,000

Cost of Sales                                                                 108,823        268,848
                                                                          -----------    -----------

Gross [Loss] Profit                                                         1,206,306       (239,848)
                                                                          -----------    -----------

Operating Expenses:
   Research and Development                                                      --           58,513
   General and Administrative                                               1,296,286      1,103,874
   Provision for Doubtful Accounts and Notes                                     --          325,335
   Depreciation and Amortization                                               36,518         31,439
                                                                          -----------    -----------

   Total Operating Expenses                                                 1,332,804      1,519,161
                                                                          -----------    -----------

   [Loss] from Operations                                                    (126,498)    (1,759,009)
                                                                          -----------    -----------

Other [Expenses] Income:
   Interest Income                                                               --            8,110
   Interest Expense                                                            (9,351)       (16,129)
   Other Income [Expense]                                                   1,423,443
                                                                          -----------    -----------

   Other [Expenses] Income - Net                                               (9,351)     1,415,424
                                                                          -----------    -----------

[Loss] from Continuing Operations Before
   Income Tax [Benefit] Expense                                              (135,849)      (343,585)

Income Tax [Benefit] Expense                                                     --         (123,691)
                                                                          -----------    -----------

   [Loss] from Continuing Operations                                         (135,849)      (219,894)

Discontinued Operations:
    [Loss] from Operations of Discontinued Business
      Segment [Net of Income Tax [Benefit] of ($0) and ($30,521),
      for the three months ended March 31, 2000 and 1999, Respectively]          --          (54,261)
                                                                          -----------    -----------

   Net [Loss]                                                                (135,849)      (274,155)

Comprehensive (Loss) Gain:
   Unrealized Holding (Loss) Gain arising during period                          --          744,243
                                                                          -----------    -----------

   Total Comprehensive (Loss) Income                                      $  (135,849)   $   470,088
                                                                          ===========    ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  Three Months ended
                                                                       March 31,
                                                               2 0 0 0          1 9 9 9
                                                               -------          -------

Net [Loss]                                                  $   (135,849)   $   (274,155)
         Preferred Stock Dividend in Arrears                      12,500          12,500
                                                            ------------    ------------

   Net [Loss] Available to Common Stockholders              $   (148,349)   $   (286,655)
                                                            ============    ============

[Loss] Per Common Share:
   Continuing Operations                                    $      (0.01)   $      (0.02)
                                                            ------------    ------------

   Basic and Diluted Net [Loss] Per Share of Common Stock   $      (0.01)
                                                            ============   $      (0.02)
                                                                            ============

   Weighed Average Shares of Common Stock Outstanding         13,484,670      12,559,208
                                                            ============    ============



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.



                                        6
                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        Three Months ended
                                                                             March 31,
                                                                      2 0 0 0        1 9 9 9
                                                                      -------        -------

Operating Activities:
   [Loss] from Continuing Operations                           $    (135,849)   $   (219,894)
   Adjustments to Reconcile Net [Loss] Income to
      Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                                   36,518        251,387
      Deferred Tax Asset                                                --         (154,212)
      Provision for Doubtful Accounts                                   --          325,335
      Loss on Sale of Assets                                            --            3,100
      Realized Loss on Carrying Value of Investments                    --              324
      Gain on Sale of Subsidiary                                        --       (1,256,473)

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                            --            1,914
         Prepaid Expenses                                              5,834        (24,377)
         Notes Receivable                                               --           84,975
         Other Assets                                                 (5,885)        76,815

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                        58,222       (241,124)
                                                                 -----------    -----------

      Net Cash - Continuing Operations                               (41,160)    (1,152,230)
                                                                 -----------    -----------

Discontinued Operations:
   [Loss] from Discontinued Operations                                  --          (54,261)
   Adjustments to Reconcile Net [Loss] to Net Cash Operations:
      Depreciation and Amortization                                     --           38,220
      Provision for Doubtful Accounts                                   --           18,915
      Changes in Net Assets and Liabilities                             --          260,011
                                                                 -----------    -----------

   Net Cash - Discontinued Operations                                   --          262,885
                                                                 -----------    -----------

   Net Cash - Operating Activities - Forward                         (41,160)      (889,345)
                                                                 -----------    -----------

Investing Activities - Continuing Operations:
   Increase in Due from Related Parties                                 --             (828)
   Purchase of Investments                                              --         (187,664)
   Purchase of Property, Equipment, and Capitalized Software         (22,338)       (42,212)
   Sale of Investments                                                  --        2,566,858
                                                                 -----------    -----------

   Net Cash - Investing Activities - Continuing Operations -
      Forward                                                    $   (22,338)   $ 2,336,154

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.


                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Three Months Ended
                                                                                March 31,
                                                                                --------
                                                                          2 0 0 0         1 9 9 9
                                                                          -------         -------

   Net Cash - Operating Activities - Forwarded                          $   (41,160)   $  (889,345)
                                                                        -----------    -----------

   Net Cash - Investing Activities - Continuing Operations -
      Forwarded                                                             (22,338)     2,336,154
                                                                        -----------    -----------

Investing Activities - Discontinued Operations:
   Purchase of Property and Equipment                                          --          (29,715)
                                                                        -----------    -----------

   Net Cash Investing Activities - Discontinued Operations                     --          (29,715)
                                                                        -----------    -----------

Financing Activities - Continuing Operations:
   Proceeds from Issuance of Common Stock                                   250,000           --
   Purchase of Treasury Stock                                                  --         (966,043)
   Increase [Decrease] in Loan Payable to Shareholder                        96,350       (130,000)
Proceeds from Note Payable                                                     --             --
   Payment of Notes Payable                                                  (5,850)      (100,000)
   Payment of Lease Payable                                                 (21,740)        (7,453)
Decrease in Loan Receivable                                                    --         (274,762)
                                                                        -----------    -----------

   Net Cash - Financing Activities - Continuing Operations                  318,760     (1,478,258)
                                                                        -----------    -----------

Financing Activities - Discontinued Operations:
   Proceeds from Long-Term Debt                                                --           50,000
   Payment of Note Payable                                                     --          (41,500)
   Payment of Lease Payable                                                    --           (5,769)
                                                                        -----------    -----------

   Net Cash Financing Activities Discontinued Operations                       --            2,731
                                                                        -----------    -----------

Net Increase [Decrease] in Cash and Cash Equivalents                        255,262        (58,433)

Cash and Cash Equivalents - Beginning of Years                             (173,875)        67,535
                                                                        -----------    -----------

   Cash and Cash Equivalents - End of Years                             $    81,387    $     9,102
                                                                        ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                                          $     8,751    $    16,128

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Conversion of Preferred Stock into Common Stock                      $       455    $       396
   Purchase of Assets under Capital Lease Financing                     $      --      $     6,210



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

            The sale resulted in a gain of $1,256,743 which was reflected in other income. The transaction resulted in the Eminet Domain, Inc being treated as a discontinued operation.

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

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ----------------------------------------------------------------
            Results of Operations Recent Developments
            -----------------------------------------

            Result of Operations
            --------------------

            Three Months Ended March 31, 2000 and 1999
            ------------------------------------------

            Net Revenues. The Company's revenues increased approximately 98% in 2000 over the same period in 1999. Revenues from operations in the first quarter 2000 were $ 1,315,129 as compared with $ 29,000 for the same period in 1999. The increase in revenues was the result of the enhancement and upgrading of its product as well as global expansion of the company's products. The Company's overseas distribution outlets namely Australia began generating substantial revenues. The large resources allocated to sales and marketing in 1999 contributed to the revenue growth in the first quarter 2000.

            Cost of Revenues. Cost of revenues decreased 60% in 2000 over the same period in 1999. The decrease resulted from capitalized software development costs, being written off in 1999. The Company expects amortization of development costs to be consistent going forward.

            Operating Expenses. Operating expenses increased by 15% or $ 192,412 in the first quarter 2000 over the same period in 1999. The increase was largely due to global expansion efforts and increased support staffing.

            Provision for Doubtful Accounts. Provision for doubtful accounts in the first quarter 2000 were $ -0- as compared with $ 325,335 for the same period in 1999. The decrease resulted from management only recording revenues when monies have been received from a sale.

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

            Liquidity and Capital Resources
            -------------------------------

            Cash, cash equivalents and marketable securities, which consist primarily of high risk, priced securities totaled $743,887 at March 31, 2000 compared to $3,384,029 at March 31, 1999. The decrease in cash, cash equivalents and marketable securities was due primarily to high risk priced securities decreasing in value and negative cash flow from operations in 1999. Management believes that cash generated from future operations as well as a firm commitment from an affiliated company and significant stockholder to fund future operations will be sufficient to satisfy the Company's currently anticipated cash requirements.

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


                                                 Online Gaming Systems, Ltd.



Date: August 21, 2000                            By: /s/ Peter Lawson
                                                    ---------------------------
                                                    (Signature)
                                                    Peter Lawson, President and
                                                    Chief Financial Officer




Date: August 21, 2000                            By: /s/ Gary Ramos
                                                    ---------------------------
                                                    (Signature)
                                                    Gary Ramos
                                                    Chief Executive Officer