Form 10QSB
period 2000-06-30
ONLINE GAMING SYSTEMS INC
filed 2000-08-21
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000
                                       OR

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

YES         [ X ]      NO   [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                         Outstanding as of August 15, 2000
--------------------------------------    ---------------------------------
Common Stock, $.001 par value                        14,669,180

                                TABLE OF CONTENTS


Heading                                                                    Page


                         PART 1. - FINANCIAL INFORMATION

Item 1.   Financial Statements..........................................       2

          Consolidated Balance Sheet - June 30, 2000 (Unaudited)........     3-4

          Consolidated Statement of  Income and Comprehensive
          Income (Unaudited)............................................       5

          Consolidated Statement of Cash Flows - Three Months ended
          June 30, 2000 (Unaudited) ....................................     6-7

          Consolidated Statement of  Cash Flows - Six Months ended
          June 30, 2000 (Unaudited).....................................     8-9

          Notes to Consolidated Financial Statements (Unaudited)........   10-12

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   13-14


                          PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings.............................................      15
Item 2.   Changes In Securities.........................................      15

Item 3.   Defaults Upon Senior Securities...............................      15

Item 4.   Submission of Matters to a Vote of Securities Holders ........      15

Item 5.   Other Information ............................................      15

Item 6.   Exhibits and Reports on Form 8-K..............................      15

          Signatures....................................................      16

                                     PART 1


Item 1.   Financial Statements

          The following unaudited financial Statements for the period ended June 30, 2000, have been prepared by Online Gaming Systems, Ltd. (the "Company") and Subsidiaries.



                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                              Financial Statements

                              June 30, 2000

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               AS OF JUNE 30, 2000


Assets:
Current Assets:
   Cash                                                       $   84,549
   Investments                                                   530,000
   Prepaid Expenses                                                8,757
   Other Current Assets                                           33,610
                                                              ----------

   Total Current Assets                                          656,916
                                                              ----------

Property and Equipment - Net                                     318,956
                                                              ----------

Equipment under Capitalized Lease - Net                          185,285
                                                              ----------

Other Assets
   Other Assets                                                  201,908
   Investment                                                  1,300,000
                                                              ----------

   Total Other Assets                                          1,501,908
                                                              ----------

   Total Assets                                               $2,663,065
                                                              ==========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               AS OF JUNE 30, 2000



Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable and Accrued Expenses                           $    823,352
   Notes Payable - Officers                                             112,350
   Note Payable and Advances                                          1,082,868
   Current Portion of Capital Lease Obligations                          83,484
                                                                   ------------

   Total Current Liabilities                                          2,102,054

Capital Lease Obligations                                               108,281
                                                                   ------------
                                                                      2,210,335

Stockholders' Equity:
   Convertible Preferred Stock - Par Value $.001 Per Share;
      Authorized 10,000,000 Shares, Issued and Outstanding,
      10,610 shares [Liquidation Preference $ 1,061,000]                     11

   Common Stock - Par Value $.001 Per Share;
      Authorized 100,000,000 Shares, Issued - 14,298,180 Shares          14,298

Additional Paid-in Capital                                           14,113,400

Treasury Stock, 968,767 Common Shares - At Cost                      (1,744,547)
Accumulated Comprehensive Loss                                       (1,607,000)
Accumulated [Deficit]                                                (9,923,432)

Deferred Acquisition Costs                                             (400,000)
                                                                   ------------

Total Stockholders' Equity                                              452,730
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  2,663,065
                                                                   ============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                       Three Months ended            Six Months ended
                                                       ------------------            ----------------
                                                            June 30,                     June 30,
                                                            --------                     -------
                                                   2 0 0 0          1 9 9 9        2 0 0 0        1 9 9 9
                                                   -------          -------        -------        -------

Revenue                                        $    611,956    $    469,500    $  1,927,085    $    498,500

Cost of Sales                                        37,162         222,327         145,985         549,688
                                               ------------    ------------    ------------    ------------

Gross Profit [Loss]                                 574,794         247,173       1,781,100         (51,188)
                                               ------------    ------------    ------------    ------------

Operating Expenses:
   General and Administrative                       949,236       1,520,377       2,245,522       2,624,251
   Provision for Doubtful Accounts and Notes           --           896,820            --         1,222,155
   Depreciation and Amortization                     58,763          43,988          95,281          75,427
                                               ------------    ------------    ------------    ------------

   Total Operating Expenses                       1,007,999       2,461,185       2,340,803       3,921,833
                                               ------------    ------------    ------------    ------------

   [Loss] Income from Operations                   (433,205)     (2,214,012)       (559,703)     (3,973,021)
                                               ------------    ------------    ------------    ------------

Other [Expenses] Income:
   Interest Income                                     --            22,766            --            30,876
   Interest Expense                                 (12,140)         (6,503)        (21,491)        (22,632)
   Other Income [Expense]                        (1,200,000)        (25,046)     (1,200,000)      1,398,397
                                               ------------    ------------    ------------    ------------

   Other [Expenses] Income - Net                 (1,212,140)         (8,783)     (1,221,491)      1,406,641
                                               ------------    ------------    ------------    ------------

[Loss] from Continuing Operations Before
   Income Tax [Benefit] Expense                  (1,645,345)     (2,222,795)     (1,781,194)     (2,566,380)

Income Tax [Benefit] Expense                           --              --              --          (123,691)
                                               ------------    ------------    ------------    ------------

   [Loss] Income from Continuing Operations      (1,645,345)     (2,222,795)     (1,781,194)     (2,442,689)

Discontinued Operations:
     [Loss] from Operations of
     Discontinued Business Segment [Net
     of Income Tax [Benefit] of ($0) and
     $(30,521), for the six months ended
     June 30, 2000 and 1999,
     Respectively                                      --              --              --           (54,261)
                                               ------------    ------------    ------------    ------------

   Net [Loss]                                    (1,645,345)     (2,222,795)     (1,781,194)     (2,496,950)

Comprehensive Gain:
   Unrealized Holding [Loss] Gain
   arising during period                           (132,500)       (692,074)       (132,500)         52,169
                                               ------------    ------------    ------------    ------------

   Total Comprehensive [Loss]                  $ (1,778,845)   $ (2,914,869)   $ (1,913,694)   $ (2,444,781)
                                               ============    ============    ------------    ------------

   Net [Loss]                                  $ (1,645,345)   $ (2,222,795)   $ (1,781,194)   $ (2,496,950)

   Preferred Stock Dividend in Arrears               12,500           7,125          25,000          19,625
                                               ------------    ------------    ------------    ------------

   Net [Loss] Available to
   Common Stockholders                         $ (1,657,845)   $ (2,229,920)   $ (1,806,194)   $ (2,516,575)
                                               ------------    ------------    ------------    ------------

   [Loss] Per Common Share:
   Continuing Operations                       $      (0.12)   $      (0.17)   $      (0.13)   $      (0.20)
   Basic and Diluted Net [Loss] Income
   Per Share of Common Stock                   $      (0.12)   $      (0.17)   $      (0.13)   $      (0.20)
   Weighted Average Shares of Common
   Stock Outstanding                             14,096,360      12,984,561      14,003,112      12,784,845


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three Months Ended
                                                                         June 30,
                                                                 2 0 0 0         1 9 9 9
                                                                 -------         -------

Operating Activities:
   [Loss] Income from Continuing Operations                    $(1,645,345)   $(2,222,795)
   Adjustments to Reconcile Net [Loss] Income to
      Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                                 58,763        264,830
      Provision for Doubtful Accounts                                 --          896,820
      Regulated Loss on Carrying Value of Investments            1,200,000            324
      Loss on Sale of Subsidiary                                      --           24,722

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                          --           11,801
         Prepaid Expenses                                             (644)        25,627
         Notes Receivable                                             --         (106,765)
         Restricted Cash                                              --          (10,165)
         Other Assets                                              (12,231)          --

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                     (43,263)       134,760
                                                               -----------    -----------

      Net Cash - Continuing Operations                            (442,720)      (980,841)
                                                               -----------    -----------

Investing Activities - Continuing Operations:
   Purchase of Investments                                            --         (200,000)
   Purchase of Property, Equipment, and Capitalized Software          --          (24,012)
   Sale of Investments                                                --           69,236
                                                               -----------    -----------

   Net Cash - Investing Activities - Forward                   $      --      $  (154,776)



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            Three Months Ended
                                                                                 June 30,
                                                                                 --------
                                                                         2 0 0 0           1 9 9 9
                                                                         -------           -------

   Net Cash - Operating Activities - Forwarded                          $  (442,720)   $  (980,841)
                                                                        -----------    -----------

   Net Cash - Investing Activities - Continuing Operations -
      Forwarded                                                                --         (154,776)
                                                                        -----------    -----------

Financing Activities - Continued Operations:
   Purchase of Treasury Stock                                                  --           (9,250)
   Proceeds from Issuance of Common Stock                                      --          217,369
   Proceeds from Issuance of Preferred Stock                                   --          569,943
   Increase in Loan Payable to Officer                                       16,000        263,750
   Proceeds from Short Term Borrowings                                      450,000        110,000
   Payment of Lease Payable                                                 (20,118)       (13,130)
   Decrease in Loan Receivable                                                 --          (49,524)
                                                                        -----------    -----------

   Net Cash - Financing Activities                                          445,882      1,089,158
                                                                        -----------    -----------

[Decrease] Increase in Cash and Cash Equivalents                              3,162        (46,459)

Cash and Cash Equivalents - Beginning of Period                              81,387          9,102
                                                                        -----------    -----------

Cash and Cash Equivalents - End of Period                               $    84,549    $   (37,357)
                                                                        ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                                          $    12,141    $    17,214

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Purchase of Assets under Capital Lease Financing                     $      --      $    67,778



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                             2 0 0 0         1 9 9 9
                                                                                             -------         -------

Operating Activities:
   [Loss] Income from Continuing Operations                                               $(1,781,194)   $(2,442,689)
   Adjustments to Reconcile Net [Loss] Income to
      Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                                                            95,281        516,217
      Deferred Tax Asset                                                                         --         (123,691)
      Provision for Doubtful Accounts                                                            --        1,222,155
      Loss on Sale of Assets                                                                     --            3,100
      Realized Loss on Carrying Value of Investments                                        1,200,000            648
      Gain on Sale of Subsidiary                                                                 --       (1,231,750)

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                                                     --           13,715
         Prepaid Expenses                                                                       5,190          1,250
         Notes Receivable                                                                        --          (21,790)
         Other Assets                                                                         (18,116)        66,650

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                                                 14,959       (106,364)
                                                                                          -----------    -----------

      Net Cash - Continuing Operations                                                       (483,880)    (2,102,549)
                                                                                          -----------    -----------

Discontinued Operations:
   [Loss] from Discontinued Operations                                                           --          (54,261)
   Adjustments to Reconcile Net [Loss] to Net Cash Operations:
   Depreciation and Amortization                                                                 --           38,220
   Provision for Doubtful Accounts                                                               --           18,915
   Changes in Net Assets and Liabilities                                                         --          238,577
                                                                                          -----------    -----------

   Net Cash - Discontinued Operations                                                            --          241,451
                                                                                          -----------    -----------

   Net Cash - Operating Activities - Forward                                                 (483,880)    (1,861,098)
                                                                                          -----------    -----------

Investing Activities - Continuing Operations:
   Increase in Due from Related Parties                                                          --             (828)
   Purchase of Investments                                                                       --         (318,429)
   Purchase of Property, Equipment, and Capitalized Software                                  (22,338)       (66,222)
   Sale of Investments                                                                           --        2,557,770
                                                                                          -----------    -----------

   Net Cash - Investing Activities - Continuing Operations -
      Forward                                                                             $   (22,338)   $ 2,172,291



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                                --------
                                                                                          2 0 0 0      1 9 9 9
                                                                                      -----------    -----------

   Net Cash - Operating Activities - Forwarded                                        $  (483,880)   $(1,861,098)
                                                                                      -----------    -----------

   Net Cash - Investing Activities - Continuing Operations -
      Forwarded                                                                           (22,338)     2,172,291
                                                                                      -----------    -----------

Investing Activities - Discontinued Operations:
   Purchase of Property and Equipment                                                        --          (29,715)
   Disposition Gain on Sale of Discontinued Operations                                       --             --
                                                                                      -----------    -----------

   Net Cash Investing Activities - Discontinued Operations                                   --          (29,715)

Financing Activities - Continuing Operations:
   Proceeds from Issuance of Common Stock                                                 250,000        217,312
   Proceeds from Issuance of Preferred Stock                                                 --          570,000
   Purchase of Treasury Stock                                                                --         (975,293)
   [Decrease] Increase in Loan Payable to Officer                                         112,350        133,750
   Payment of Notes Payable                                                                (5,850)      (100,000)
   Payment of Lease Payable                                                               (41,858)       (20,584)
   Decrease in Loan Receivable                                                               --         (324,286)
   Proceeds from Short Term Borrowings                                                    450,000        110,000
                                                                                      -----------    -----------

   Net Cash - Financing Activities                                                        764,642       (389,101)
                                                                                      -----------    -----------

Financing Activities - Discontinued Operations:
   Proceeds from Long-Term Debt                                                              --           50,000
   Payment of Note Payable                                                                   --          (41,500)
   Payment of Lease Payable                                                                  --           (5,769)
                                                                                      -----------    -----------

   Net Cash Financing Activities Discontinued Operations                                     --            2,731

Net Increase [Decrease] in Cash and Cash Equivalents                                      258,424       (104,892)

Cash and Cash Equivalents - Beginning of Years                                           (173,875)        67,535
                                                                                      -----------    -----------

Cash and Cash Equivalents - End of Years                                              $    84,549    $   (37,357)
                                                                                      ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                                                        $    21,491    $    24,719

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Conversion of Preferred Stock into Common Stock                                    $       455    $       649
   Purchase of Assets under Capital Lease Financing                                   $      --      $    73,989
   Sale of Subsidiary for Note Receivable                                             $      --      $ 2,400,000



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                  ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2000


Note 1 -    Basis of Preparation
            --------------------

            The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations for the six-month period ended June 30, 2000, are not necessarily indicative of the results of operations to be reported for the full year ending December 31, 2000.

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

            However, on December 10, 1999 the parties reformed the agreement to provide the sale of the company's entire interest in Eminet Domain in exchange for $2,500,000 in convertible preferred stock in Atlantic Internet Holdings, Inc. a Florida Holding company.

            The sale resulted in a gain of $1,231,751 which is reflected in other income in 1999. The transaction resulted in the Eminet Domain, Inc being treated as a discontinued operation. The investment in the preferred stock has subsequently being written down, the resulting write down of $1,200,000 is reflected in other (Expense).

Note 3 -    Major Customers
            ---------------

            Income fees derived from major customers are tabulated as follow:

                                              Three Months Ended       Six Months Ended
                                                    June 30                June 30
                                               2000         1999       2000        1999

            Customer A (Software System)      150,000           --    425,000           --
            Customer B (Software System)      150,000           --    225,000           --
            Customer C (Software System)      150,000           --    210,000           --
            Customer D (Software System)           --           --    325,000           --
            Customer E (Software System)           --           --    120,000           --
            Customer F (Software System)           --      247,500         --      247,500
            Customer G (Software System)           --       60,000         --       60,000
            Customer H (Software System)           --      130,000         --      130,000


                  ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited)(Continued)
                                  June 30, 2000

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

            In the second quarter of 1999, 5,700 shares of 5% Convertible Preferred Stock, $.001 par value, were issued to the Shaar Fund for $570,000. Each share is convertible into common stock by virtue of a formula contained in the Purchase Agreement which is 78% of the three day average closing bid price for the corporations common stock for the twenty five (25) trading days prior to the delivery of the notice of redemption. The amount of such non-cash discounts which is analogous to a dividend is $53,451 holders of the above preferred stock are entitled to; (i) quarterly cumulative dividends at the rate of 5% per annum of the original issue price of the preferred stock, (ii) a liquidation preference equal to the sum of $100 for each outstanding share of the preferred stock.

            On April 6, 1999 certain individual employees were issued 110,000 shares of common stock of the company as a signing bonus pertaining to employment agreements between the company and the individuals.

            In the second quarter of 1999, 75,000 shares of the company's common stock were issued to a consultant for services performed.

            On July 1, 1999, the Company's largest institutional stockholder, Hosken Consolidated Investments, a South African corporation (the investment company for the Mine Workers Union and South African Clothing Workers Union), consummated its purchase of approximately 1,100,000 shares of the Company's common stock from Norman J. Hoskin, the Company's Chairman of the Board of Directors, which represents substantially all of Mr. Hoskin's holdings in the Company. Mr. Hoskin has resigned his positions as Chairman and Secretary/Treasurer and will limit his activities as a consultant to the Company due to his health. With its purchase, HCI share holdings increases to 2,361,935 shares or approximately 19% of total shares outstanding.

            In the third quarter of 1999, 52,500 shares of the Common Stock were issued in lieu of expenses paid on behalf of the Company.

            In the fourth quarter of 1999, 9,300 shares of 5% Convertible Preferred Stock, $.001 par value were issued to the Shaar Fund for $930,000. Each share is convertible into common stock by virtue of a formula contained in the Purchase Agreement which is 78% of the three day average closing bid price for the corporations common stock for the ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)(Continued) June 30, 2000

                  ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited)(Continued)
                                  June 30, 2000


Note 4 -    Capital Stock [Continued]
            -------------------------

            twenty five (25) trading days prior to the delivery of the notice of redemption. The amount of such non-cash discounts which is analogous to a dividend is $105,430 holders of the above preferred stock are entitled to; (i) quarterly cumulative dividends at the rate 5% per annum of the original issue price of the preferred stock, (ii) a liquidation preference equal to the sum of $100 for each outstanding share of the preferred stock.

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

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

Item 2.     Management's  Discussion  and  Analysis of Financial  Condition  and
            --------------------------------------------------------------------
            Results of Operations
            ---------------------

            Result of Operations
            --------------------

            Three Months Ended June 30, 2000 and 1999
            -----------------------------------------

            Net Revenues. The Company's revenues increased approximately 30% in 2000 over the same period in 1999. Revenues from operations in the first quarter 2000 were $ 611,956, as compared with $ 469,500 for the same period in 1999. The increase in revenues was the result of the enhancement and upgrading of its product as well as global expansion of the company's products. The Company's overseas distribution outlets namely Australia began generating substantial revenues. The large resources allocated to sales and marketing in 1999 contributed to the revenue growth in the first quarter 2000.

            Cost of Revenues. Cost of revenues increased 83% in 2000 over the same period in 1999. The decrease resulted from the decrease in amortization of capitalized software development costs, which is reflected in cost of revenues.

            Operating Expenses. Operating expenses decreased by 36% or $ 556,366 in the second quarter 2000 over the same period in 1999. The decrease was largely due to cost cutting efforts, expenses related to product development and decreased support staffing.

            Provision for Doubtful Accounts. Provision for doubtful accounts in the second quarter 2000 were $ 0 as compared with $ 896,820 for the same period in 1999. The decrease resulted from management only recording revenues when monies have been received from a sale.

            Other Expense. Other expense increased by $1,200,000 in 2000 over the same period in 1999. This resulted from a write down of an investment of convertible preferred stock in the Company's formally wholly owned subsidiary.

            Six Months Ended June 30, 2000 and 1999
            ---------------------------------------

            Net Revenues. The Company's revenues increased approximately 287% in 2000 over the same period in 1999. Revenues from operations for the six months ended June 30, 2000 were $ 1,927,085, as compared with $ 498,500 for the same period in 1999. The increase in revenues was the result of the enhancement and upgrading of its product as well as global expansion of the company's products. The Company's overseas distribution outlets namely Australia began generating substantial revenues. The large resources allocated to sales and marketing in 1999 contributed to the revenue growth in the first quarter 2000.

            Cost of Revenues. Cost of revenues decreased 73% for the six months ended June 30, 2000 over the same period in 1999. The decrease resulted from the decrease in amortization of capitalized software development costs, which is reflected in cost of revenues.

            Operating Expenses. Operating expenses decreased by 16% or $ 358,875 for the six months ended June 30, 2000 over the same period in 1999. The decrease was largely due to cost cutting efforts, expenses related to product development and decreased support staffing.

            Provision for Doubtful Accounts. Provision for doubtful accounts for the six months ended June 30, 2000 were $ -0- as compared with $ 1,222,155 for the same period in 1999. The decrease resulted from management only recording revenues when monies have been received from a sale.




                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

Item 2.     Management's  Discussion  and  Analysis of Financial  Condition  and
            --------------------------------------------------------------------
            Results of Operations
            ---------------------


            Result of Operations - Continued
            --------------------------------

            Six Months Ended June 30, 2000 and 1999
            ---------------------------------------

            Other Income. Other income decreased by approximately $1,133,853 in 2000 over the same period in 1999. A gain on sale of $1,231,751 resulted from a percentage interest sold of the Company's wholly owned subsidiary in 1999. A $ 170,000 gain was recognized in a full and final settlement of a payable. A loss of sale on trading stock for $221,636 was realized.

            Other Expense. Other expense increased by $1,200,000 in 2000 over the same period in 1999. This resulted from a write down of an investment of convertible preferred stock in the Company's formally wholly owned subsidiary.

            Liquidity and Capital Resources
            -------------------------------

            Cash, cash equivalents and marketable securities, which consist primarily of high risk, priced securities totaled $614,549 at June 30, 2000 compared to $2,575,437 at June 30, 1999. The decrease in cash, cash equivalents and marketable securities was due primarily to high risk priced securities decreasing in value and negative cash flow from operations. Management believes that cash generated from future operations as well as a firm commitment from an affiliated company and significant stockholder to fund future operations will be sufficient to satisfy the Company's current anticipated cash requirements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                                     PART II

Item 1.     Legal Proceedings

            Litigation - The Company is party to litigation arising from the normal course of business. In management's opinion, this litigaiton willnot materially affect the Company's financial position, results of operations or cash flows.

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

Date:  August 21, 2000
                                   Online Gaming Systems, Ltd.


                                   By: /s/ Gary Ramos
                                      -------------------------------------
                                                   (Signature)
                                       Gary Ramos/Chief Executive Officer

                                  By:  /s/ Peter Lawson
                                      -------------------------------------
                                                   (Signature)
                                      Peter Lawson, President/
                                      Chief Financial Officer