Form 10QSB
period 2000-09-30
ONLINE GAMING SYSTEMS INC
filed 2000-11-29
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 2000
                                       OR

[   ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________.

                         Commission File Number: 0-27256
                                                 -------

                           ONLINE GAMING SYSTEMS, LTD.
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                65-0512785
     (State or other jurisdiction of     (I.R.S. Employer Identification number)
     incorporation or organization)

              3225 McLeod Drive 1st Floor, Las Vegas, Nevada 89121
                    (Address of principal executive offices)

Registrant's telephone no., including area code:   (702)836-3042

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    [ X  ]    NO   [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                         Outstanding as of November 15, 2000
------------------------------------         -----------------------------------
      Common Stock, $.001 par value                     14,669,180

                                TABLE OF CONTENTS


Heading                                                                     Page

                         PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements..............................................2

           Consolidated Balance Sheet - September 30, 2000 (Unaudited).......3-4

           Consolidated Statement of  Income and Comprehensive
           Income (Unaudited)................................................5

           Consolidated Statement of Cash Flows - Three Months ended
           September 30, 2000 (Unaudited) ...................................6-7

           Consolidated Statement of  Cash Flows - Nine Months ended
           September 30, 2000 (Unaudited)....................................8-9

           Notes to Consolidated Financial Statements (Unaudited)..........10-12

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................13-15


                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings...............................................16

Item 2.    Changes In Securities...........................................16

Item 3.    Defaults Upon Senior Securities.................................16

Item 4.    Submission of Matters to a Vote of Securities Holders ..........16

Item 5.    Other Information ..............................................16

Item 6.    Exhibits and Reports on Form 8-K................................16

           Signatures......................................................17

                                     PART 1


Item 1.    Financial Statements

           The following unaudited financial Statements for the period ended September 30, 2000, have been prepared by Online Gaming Systems, Ltd. (the "Company") and Subsidiaries.



                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                              Financial Statements

                               September 30, 2000

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            AS OF SEPTEMBER 30, 2000





Assets:
Current Assets:
   Cash                                                         $     208,720
   Investments                                                        265,000
   Prepaid Expenses                                                     8,757
   Other Current Assets                                                15,303
                                                                -------------

   Total Current Assets                                               497,780
                                                                -------------

Property and Equipment - Net                                          335,815
                                                                -------------

Equipment under Capitalized Lease - Net                               157,780
                                                                -------------

Other Assets
   Other Assets                                                       187,264
   Investment                                                       1,300,000
                                                                -------------

   Total Other Assets                                               1,487,264
                                                                -------------

   Total Assets                                                 $   2,478,639
                                                                =============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            AS OF SEPTEMBER 30, 2000



Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable and Accrued Expenses                      $        881,319
   Notes Payable - Officers                                            112,350
   Note Payable and Advances                                         2,217,868
   Current Portion of Capital Lease Obligations                         83,484
                                                              ----------------

   Total Current Liabilities                                       3,295,021

Capital Lease Obligations                                               93,570
                                                              ----------------
                                                                     3,388,591

Stockholders' Equity:
   Convertible Preferred Stock - Par Value $.001 Per Share;
      Authorized 10,000,000 Shares, Issued and Outstanding,
      10,610 shares [Liquidation Preference $ 1,061,000]                    11

   Common Stock - Par Value $.001 Per Share;
      Authorized 100,000,000 Shares, Issued - 14,298,180 Share          14,298

Additional Paid-in Capital                                          14,113,400

Treasury Stock, 968,767 Common Shares - At Cost                     (1,744,547)
Accumulated Comprehensive Loss                                      (1,607,000)
Accumulated [Deficit]                                              (11,286,114)

Deferred Acquisition Costs                                            (400,000)
                                                              ----------------

Total Stockholders' Equity                                            (909,952)
                                                              -----------------

Total Liabilities and Stockholders' Equity                    $      2,478,639
                                                              ================


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                Three Months ended                    Nine Months ended
                                                                    September 30,                       September 30,
                                                             2 0 0 0           1 9 9 9             2 0 0 0          1 9 9 9
                                                             -------           -------             -------          -------

Revenue                                                  $    303,942     $      113,575        $   2,231,027     $   612,075

Cost of Sales                                                  40,292            195,840              186,277         685,780
                                                         ------------     ----------------      -------------     -----------

Gross Profit [Loss]                                           263,650            (82,265)           2,044,750         (73,705)
                                                         ------------     -----------------     -------------     -----------

Operating Expenses:
   General and Administrative                               1,144,902          1,511,898            3,390,424       4,136,149
   Provision for Doubtful Accounts and Notes                       --                 --                   --       1,222,155
   Depreciation and Amortization                               58,764             88,968              154,045         224,143
                                                         ------------     ----------------      -------------     -----------

   Total Operating Expenses                                 1,203,666          1,600,866            3,544,469       5,582,447
                                                         ------------     --------------        -------------     -----------

   [Loss] Income from Operations                             (940,016)        (1,683,131)          (1,499,719)     (5,656,152)
                                                         -------------    --------------        -------------     -----------

Other [Expenses] Income:
   Interest Income                                                 --                 50                   --          30,926
   Interest Expense                                           (13,326)           (17,187)             (34,817)        (39,819)
   Other Income [Expense]                                    (265,000)          (215,818)          (1,465,000)        (49,172)
                                                         -------------    --------------        -------------     -----------

   Other [Expenses] Income - Net                             (278,326)          (232,955)          (1,499,817)        (58,065)
                                                         -------------    -----------------     -------------     -----------

[Loss] from Continuing Operations Before
   Income Tax [Benefit] Expense                            (1,218,342)        (1,916,086)          (2,999,536)     (5,714,217)

Income Tax [Benefit] Expense                                       --                 --                   --        (123,691)
                                                         ------------     ----------------      -------------     -----------

   [Loss] Income from Continuing Operations                (1,218,342)        (1,916,086)          (2,999,536)     (5,590,526)

Discontinued Operations:
    [Loss] from Operations of Discontinued
    Business  Segment [Net of Income Tax
    [Benefit] of ($0) and  $(30,521),  for the nine
    months ended  September  30, 2000 and 1999,
    Respectively]                                                  --                 --                   --         (54,261)
                                                         ------------     --------------      ---------------      ----------

   Net [Loss]                                              (1,218,342)        (1,916,086)          (2,999,536)     (5,644,787)

Comprehensive Gain:
   Unrealized Holding [Loss] Gain
   arising during period                                           --         (1,033,311)            (132,500)       (981,142)
                                                         ------------     --------------      ---------------      ----------

   Total Comprehensive [Loss]                            $ (1,218,342)    $   (2,949,397)     $    (3,132,036)   $ (6,625,929)
                                                          ============    ==============      ----------------     ----------

   Net [Loss]                                            $ (1,218,342)    $   (1,916,086)     $    (2,999,536)   $ (5,644,787)

   Preferred Stock Dividend in Arrears                         13,263              7,125               38,263          26,750
                                                         ------------     --------------      ---------------    ------------
   Net [Loss] Available to
   Common Stockholders                                   $ (1,231,605)    $   (1,923,211)     $    (3,037,799)   $ (5,671,537)
                                                          -----------     --------------      ---------------    ------------
   [Loss] Per Common Share:
   Continuing Operations                                 $      (0.09)    $        (0.15)     $         (0.22)   $      (0.44)

   Basic and Diluted Net [Loss] Income
   Per Share of Common Stock                             $      (0.09)    $        (0.15)     $         (0.22)   $      (0.44)

   Weighted Average Shares of Common
   Stock Outstanding                                       14,096,360         13,133,795           14,034,195      12,901,162


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       Three Months Ended
                                                                                          Septmeber 30,
                                                                                 2 0 0 0                  1 9 9 9
                                                                                 -------                  -------

Operating Activities:
   [Loss] Income from Continuing Operations                              $          (1,218,342)     $          (1,916,086)
   Adjustments to Reconcile Net [Loss] Income to
      Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                                                     58,764                    284,182
      Insurance of Common Stock for Services Rendered                                       --                    140,000
      Regulated Loss on Carrying Value of Investments                                  265,000                         --
      Loss on Sale of Investments                                                           --                    217,889

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Prepaid Expenses                                                                   --                    (13,959)
         Notes Receivable                                                                   --                    130,000
         Other Assets                                                                   28,324                     18,114

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                                         (86,372)                    51,879
                                                                         ----------------------     ---------------------

      Net Cash - Continuing Operations                                                (952,625)                (1,087,981)
                                                                         ----------------------     ----------------------

Investing Activities - Continuing Operations:
   Purchase of Investments                                                                  --                   (274,669)
   Purchase of Property, Equipment, and Capitalized Software                           (43,493)                    (5,486)
   Sale of Investments                                                                      --                    573,526
   Increase in due from related parties                                                     --                   (113,000)
   Purchase of patents and licenses                                                         --                   (250,000)
                                                                         ---------------------      ----------------------
Net Cash - Investing Activities - Forward                                $             (43,493)     $             (69,629)



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                          -------------
                                                                                     2 0 0 0          1 9 9 9
                                                                                    --------          -------

   Net Cash - Operating Activities - Forwarded                                  $    (952,625)     $ (1,087,981)
                                                                                --------------     -------------

   Net Cash - Investing Activities - Continuing Operations -
      Forwarded                                                                       (43,493)          (69,629)
                                                                                --------------     -------------

Financing Activities - Continued Operations:

   Proceeds from Issuance of Common Stock                                                  --               105
   Payment from Notes Receivable                                                           --         1,445,000
   Increase in Loan Payable to Officer                                                     --          (377,184)
   Proceeds from Short Term Borrowings                                              1,135,000           184,000
   Payment of Lease Payable                                                           (14,711)          (10,789)
   Payment of Note Payable                                                                 --           (88,774)
                                                                                -------------      ------------

   Net Cash - Financing Activities                                                  1,120,289         1,152,358
                                                                                -------------      ------------

[Decrease] Increase in Cash and Cash Equivalents                                      124,171            (5,252)

Cash and Cash Equivalents - Beginning of Period                                        84,549           (37,357)
                                                                                -------------      -------------

Cash and Cash Equivalents - End of Period                                       $     208,720      $    (42,609)
                                                                                =============      =============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                                                  $      13,326      $     12,576

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Purchase of Assets under Capital Lease Financing                             $          --      $      3,894

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                        2 0 0 0           1 9 9 9
                                                                                        -------           -------

Operating Activities:
   [Loss] Income from Continuing Operations                                     $    (2,999,536)     $  (5,590,526)
   Adjustments to Reconcile Net [Loss] Income to
      Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                                                     154,045            800,399
      Deferred Tax Asset                                                                     --           (123,691)
      Provision for Doubtful Accounts                                                        --          1,222,155
      Loss on Sale of Investments                                                            --            221,637
      Realized Loss on Carrying Value of Investments                                  1,465,000                 --
      Issuance of Common Stock for Services Rendered                                         --            140,000
      Issuance of Common Stock for Compensation                                              --            217,312
Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                                                 --             13,716
         Prepaid Expenses                                                                 5,190            (12,708)
         Notes Receivable                                                                    --            108,211
         Other Assets                                                                    10,208             84,764

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                                          (71,414)           (54,485)
                                                                                ----------------     --------------

      Net Cash - Continuing Operations                                               (1,436,507)        (2,973,216)
                                                                                ----------------     --------------

Discontinued Operations:
   [Loss] from Discontinued Operations                                                       --            (54,261)
   Adjustments to Reconcile Net [Loss] to Net Cash Operations:
   Depreciation and Amortization                                                             --             38,220
   Provision for Doubtful Accounts                                                           --             18,915
   Changes in Net Assets and Liabilities                                                     --            238,577
                                                                                ---------------      -------------

   Net Cash - Discontinued Operations                                                        --            241,451
                                                                                ---------------      -------------

   Net Cash - Operating Activities - Forward                                         (1,436,507)        (2,731,765)
                                                                                ----------------     -------------

Investing Activities - Continuing Operations:
   Increase in Due from Related Parties                                                      --           (113,828)
   Purchase of Investments                                                                   --           (393,092)
   Purchase of Property, Equipment, and Capitalized Software                            (65,829)           (71,711)
   Sale of Investments                                                                       --          3,131,291
   Purchase of Patents and License                                                           --           (450,000)
                                                                                -----------------------------------

   Net Cash - Investing Activities - Continuing Operations -
      Forward                                                                   $       (65,829)     $   2,102,660

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                   2 0 0 0           1 9 9 9
                                                                                   --------          -------

   Net Cash - Operating Activities - Forwarded                                  $ (1,436,507)     $  (2,731,765)
                                                                                ------------      --------------

   Net Cash - Investing Activities - Continuing Operations -
      Forwarded                                                                      (65,829)         2,102,660
                                                                                -------------     -------------

Investing Activities - Discontinued Operations:
   Purchase of Property and Equipment                                                     --            (29,715)
   Disposition Gain on Sale of Discontinued Operations                                    --                 --
                                                                                ------------      -------------

   Net Cash Investing Activities - Discontinued Operations                                --            (29,715)

Financing Activities - Continuing Operations:
   Proceeds from Issuance of Common Stock                                            250,000                105
   Proceeds from Issuance of Preferred Stock                                              --            570,000
   Purchase of Treasury Stock                                                             --           (975,293)
   Proceeds from Notes Receivable                                                         --          1,445,000
   [Decrease] Increase in Loan Payable to Officer                                    112,350           (193,434)
   Payment of Notes Payable                                                           (5,850)          (288,774)
   Payment of Lease Payable                                                          (56,509)           (31,373)
   Decrease in Loan Receivable                                                            --           (324,286)
   Proceeds from Short Term Borrowings                                             1,585,000            344,000
                                                                                ------------      -------------

   Net Cash - Financing Activities                                                 1,884,931            545,945
                                                                                ------------      -------------

Financing Activities - Discontinued Operations:
   Proceeds from Long-Term Debt                                                           --             50,000
   Payment of Note Payable                                                                --            (41,500)
   Payment of Lease Payable                                                               --            (56,569)
                                                                                ------------      -------------

   Net Cash Financing Activities Discontinued Operations                                  --              2,731

Net Increase [Decrease] in Cash and Cash Equivalents                                 382,595           (110,144)

Cash and Cash Equivalents - Beginning of Years                                      (173,875)            67,535
                                                                                -------------     -------------

Cash and Cash Equivalents - End of Years                                        $    208,720      $     (42,609)
                                                                                ============      ==============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                                                  $     34,817      $      37,295

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Conversion of Preferred Stock into Common Stock                              $        455      $         649
   Purchase of Assets under Capital Lease Financing                             $         --      $      77,883
   Sale of Subsidiary for Note Receivable                                       $         --      $   2,400,000


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                  ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2000


Note 1 -    Basis of Preparation

            The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations for the nine-month period September 30, 2000, are not necessarily indicative of the results of operations to be reported for the full year ending December 31, 2000. These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the corporation's annual report on form 10-K for the year ended December 31, 1999.

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

Note 3 -    Major Customers

            Income fees derived from customers are evenly concentrated amongst numerous customers.

Note 4 -    Notes Payable and Advances

            During the course of the past 12 months Hosken Consoliated Investments (a South African Corporation) the company's largest single shareholder has undertaken to fund the company on an ongoing basis by the issue of Convertible Debt. This debt is due for repayment in January 2001. If the company cannot repay the debt then HCI has the option of converting this debt into equity. The conversion price will be the lower of 50 cents per share or the price at which the last equity issues was completed to a part other than HCI.

Note 5 -    Capital Stock

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


Note 7 -    Business Agreements

            On April 6, 1999 the company signed an agreement to purchase the patent rights, inventions and know-how of Excel Communications, Inc. The major product expected to be produced is a multi-function portable gaming device. In consideration, the company issued seventy-five thousand (75,000) shares of common stock to the company. The company also entered into an agreement to compensate a third party for termination of an exclusive manufacturing, licensing, marketing, and distribution of the invention with the seller. The third party received two hundred thousand dollars ($200,000) plus a stock option to purchase 50,000 shares of common stock of the company. In addition, the company entered into employment agreements with three of the key employees of Excel Communications, Inc. and granted those individuals options to purchase Company stock.

            On January 2000, the company entered into an exclusive agreement with Inter Global Fund for the worldwide rights for the sale of its products to Internet based casinos not attached to a land based casino.

Note 8 -    Subsequent Events

            In October 2000, Hosken Consolidated Investments (a South African Corporation) the company's largest single shareholder purchased from the Shaar Fund approximately 86% of the Convertible Preferred Stock currently held by the Shaar Fund for $600,000. The remaining 14% was satisfied by the payment of $10,000 and the issue of 500,000 shares in the company at 18 cents per share.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Result of Operations

            Three Months Ended September, 2000 and 1999

            Net Revenues. The Company's revenues increased approximately 168% in 2000 over the same period in 1999. Revenues from operations in the third quarter 2000 were $ 303,942, as compared with $ 113,575 for the same period in 1999. The increase in revenues was the result of the enhancement and upgrading of its product as well as global expansion of the company's products. The Company's overseas distribution outlets namely Australia began generating substantial revenues and continues to make considerable inroads into the Asia Pacific market. The large resources allocated to sales and marketing in 1999 contributed to the revenue growth in 2000.

            Cost of Revenues. Cost of revenues decreased 80% in 2000 over the same period in 1999. The decrease resulted from the decrease in amortization of capitalized software development costs, which is reflected in cost of revenues.

            Operating Expenses. Operating expenses decreased by 25% or $ 397,200 in the third quarter 2000 over the same period in 1999. The decrease was largely due to cost cutting efforts, expenses related to product development and decreased support staffing. The company anticipates future cost savings due to the company relocating its operation to Las Vegas, the heart of the gaming industry.

            Nine Months Ended September 30, 2000 and 1999

            Net Revenues. The Company's revenues increased approximately 265% in 2000 over the same period in 1999. Revenues from operations for the nine months ended September 30, 2000 were $ 2,231,027 as compared with $ 612,075 for the same period in 1999. The increase in revenues was the result of the enhancement and upgrading of its product as well as global expansion of the company's products. The Company's overseas distribution outlets namely Australia began generating substantial revenues and continues to make considerable inroads into the Asia Pacific market. The large resources allocated to sales and marketing in 1999 contributed to the revenue growth in 2000.

            Cost of Revenues. Cost of revenues decreased 73% for the nine months ended September 30, 2000 over the same period in 1999. The decrease resulted from the decrease in amortization of capitalized software development costs, which is reflected in cost of revenues.

            Operating Expenses. Operating expenses excluding provisions for doubtful accounts decreased by 19% or $ 815,825 for the nine months ended September 30, 2000 over the same period in 1999. The decrease was largely due to cost cutting efforts, expenses related to product development and decreased support staffing. The company anticipates future cost savings due to the company relocating and consolidating its operations to Las Vegas, the heart of the gaming industry.

            Provision for Doubtful Accounts. Provision for doubtful accounts for the nine months ended September 30, 2000 were $ -0- as compared with $ 1,222,155 for the same period in 1999. The decrease resulted from management only recording revenues when monies have been received from a sale.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Result of Operations - Continued

            Nine Months Ended September 30, 2000 and 1999

            Other Income (Expense). Other income decreased by approximately $1,133,853 in 2000 over the same period in 1999. A gain on sale of $1,231,751 resulted from a percentage interest sold of the Company's wholly owned subsidiary in 1999. A $ 170,000 gain was recognized in a full and final settlement of a payable. A loss of sale on trading stock for $221,636 was realized. Other expense increased by $1,465,000 in 2000 over the same period in 1999. This resulted from a write down of an investment of convertible preferred stock in the Company's formally wholly owned subsidiary and a write down of high risk priced security. This is conversant with the company's policy of continually reviewing the value of the company's assets.


            Liquidity and Capital Resources

            Cash, cash equivalents and marketable securities, which consist primarily of high risk, priced securities totaled $473,720 at September 30, 2000 compared to $1,020,628 at September 30, 1999. The decrease in cash, cash equivalents and marketable securities was due primarily to high risk priced securities decreasing in value and negative cash flow from operations. Management believes that cash generated from future operations as well as a firm commitment from an affiliated company and significant stockholder to fund future operations will be sufficient to satisfy the Company's current anticipated cash requirements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                                     PART II

Item 1.     Legal Proceedings

            Litigation - On October 24 ,2000, the company received a summons to appear in court versus Actrade. This was a business deal that had never been followed through upon. The amount due at the time was $132,000. Our council immediately contacted the company and to this day they are in negotiations with them on a settlement amount. There will be no further court action. To management's opinion, this litigation will not materially affect the company's financial position, results of operation or cash flows.

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



                                          Online Gaming Systems, Ltd.



Date:  November 27, 2000                  By: /s/ Gary Ramos
                                              ----------------------------------
                                              (Signature)
                                              Gary Ramos, President
                                              Chief Executive Officer


                                          By: /s/ Peter Lawson
                                              ----------------------------------
                                              (Signature)
                                              Peter Lawson, Chief Financial
                                              Officer