Form 10KSB
period 2000-12-31
ONLINE GAMING SYSTEMS INC
filed 2001-04-16
CIK 1003739

U.S SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from January 1, 2000 to December 31, 2000

                         Commission file number 0-27256

                           ONLINE GAMING SYSTEMS, LTD.

             Delaware                                      13- 3858917
   ------------------------------            -----------------------------------
   State or Other Jurisdiction of            (I.R.S. Employer Identification No.
   Incorporation or Organization)


              3225 McLeod Drive, 1st Floor, Las Vegas, Nevada 89121
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (702) 836-3042
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

         State issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended December 31, 2000 were $ 2,355,576.

         The aggregate market value at April 4, 2001 of shares of the registrant's Common Stock, $.001 par value per share (based upon the closing price of $ .06 per share of such stock on the Nasdaq OTC Bulletin Board on such date), held by non-affiliates of the Registrant was approximately $680,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 4, 2001 there were outstanding 14,669,180 shares of the Registrant's Common Stock, $.001 par value.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [X] No [ ]

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

         In 1973 we changed our name to Cine-Chrome Laboratories, Inc. and operated a film-processing lab in California. From 1984 until June 1994, we did not conduct any operations, transactions or business activities. In June 1994, we began acting as a corporate advisory operation, which included acting as a

"finder" with respect to U.S. public companies and providing advisory services concerning corporate structure and raising capital. Beginning in 1996, we have concentrated our business operations primarily on the manufacturing, marketing and development of interactive gaming products and services. These products and services are focused on two major industries; interactive gaming & wagering products, and information technology services.

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

         In August 1999 we changed our name to Online Gaming Systems, Ltd. In September 2000 we relocated our corporate offices to Las Vegas, Nevada.

         The Company's executive offices are located at 3225 McLeod Drive, 1st Floor, and Las Vegas, Nevada 89121. The telephone number of the Company is (702) 836-3042. The Company maintains a home page on the Internet at HTTP://WWW.OGSLTD.COM.

PRODUCTS AND SERVICES

INTERACTIVE GAMING, WAGERING, CHARITABLE AND FUND RAISING PRODUCTS

         Our Company offers a suite of gaming products allowing on-line operators to create and manage their business in the most effective way possible. Our products offer an extremely powerful solution, including not only an extensive range of games, but also a highly sophisticated back-end. The software is flexible and easy to use, providing state of the art security features, and offering a wide range of e-commerce solutions. Our software consists of three modules;

         o        Client (game player)
         o        Internet/Intranet Server (game)
         o        Transaction Server (database)


         Our suite of software consists of four separate products that cover the complete spectrum of gaming operation.

INTERACTIVE CASINO EXTENSION(TM)

         The Company's flagship product is ICE (Interactive Casino Extension). Licensed to more than 20 licensees throughout the world, the ICE V2.3 product includes the standard suite of casino games, including baccarat, blackjack, roulette, and sic-bo, slots and video games, video poker, video keno and scratch-offs. All games are based on standard, universally accepted rules, and all games are customizable and configurable allowing each casino to provide a unique look and feel.

         Developed using standard Microsoft/Macromedia tools, ICE is a full database, multi media applications. The back end of the casino runs on a "server" which contains the information about the casino, customers and staff members. The "Client" contains the actual casino graphics and can be distributed in several ways; via a web browser, downloading the casino onto the client's computer, downloading individual games on the client's computer, allowing the client to play his/her favorite game or perform another task on the computer, and to request a free CD and download the games from CD.

         The pricing for ICE(TM) allows the operator to receive new games for this product with no additional fee. The fee includes graphic customization of the Lobby, Game Lobbies, card backs and coins. There is a monthly maintenance fee that entitles the operator to worldwide customer service twenty four (24) hours per day, seven days per week. This includes maintenance updates and a 30-day warranty period. Hardware costs are excluded from the software costs.

         We also configure and sell the ICE product to U.S. gaming and wagering operators, using its "Play for Fun System," which helped launch our Internet hosting service.

         The Company has been going through the process of certification of its ICE software with the Norfolk Island Gaming Authority of Australia. Certification means the review and audit of the software to meet the regulatory requirement. Casino operators in Australia cannot operate without utilizing software that has been certified by an appropriate state. We have spent significant time and resources in this process, and believe that the software will pass all regulatory requirements by mid-2001. According to GGS, the auditors of the software, many countries around the world will recognize this certification when reviewing applications for Internet gaming operations.

WEBSPORTS(TM)

         The Company licenses webSports to licensed bookmakers. Developed using Microsoft tools, webSports is a browser-based application. The sportbook runs on two "servers." The player conncets to the iis server which contains the game. The second server, which the player cannot reach, contains customer information, financial information, reports and marketing information.

         WebSports features include:

         o Customizable and flexible web pages that allow for customization of the sportsbook reflecting company's image and style;

         o A high efficiency "bet taker" interface which allows livers operators to service high volumes of interactive, phone-in and walk-up wagers;

         o Configurable vigorish with half point line moves, based on configurable "exposure thresholds;"

         o        Multiple level employee access to systems;

         o Complete transaction logging to standard file format allowing importation of data, which is compatible with most accounting and management reporting software.

         WebSports is priced allowing the operator to receive all new Sports and enhancements to the product, including a customized Lobby. A monthly maintenance fee is required which provides for twenty-four (24) hours per day seven days a week worldwide support, maintenance updates and a 30-day warranty period.

BINGO BLAST(TM)

         Bingo Blast is a multi-player, pari-mutual progressive prize game. The overall design is based on the ICE V2.3 platform, which enables the operator, as well as the player, all the benefits associated with our flagship products. The backend of the system runs on a server that contains all the integral information about the game to enable secure administration for the operator. The client contains the actual "game graphics," providing real time action immediately.

         Game play in Bingo Blast closely mimics the actual experience in a Bingo Hall. There are 30 different Bingo patterns, customizable graphics and one of our first products to introduce rules and customer information in Spanish and English. Bingo Blast features include:

         o Operators can use software as supplement or replacement to automated multiple card players

         o Bingo halls can be linked, creating larger prizes and jackpots;

         o A Virtual Private Network (VPN) can be created within a country, state or region.

         Bingo Blast is priced similar to the ICE(TM) product. A monthly maintenance fee is required which provides for twenty four (24) hours per day seven days a week worldwide support, maintenance updates and a 30-day warranty period. Hardware is not included in the price.


LOTTO MAGIC(TM)

         Lotto Magic was designed and started into development in January 1999. The product utilizes the ICE database, accounting back office and the standard Microsoft tools and crypto-API. The product consists of Lotto whereby a player selects six numbers from a field of 49 or can select Auto Pick. The dates and times of drawings are posted on the site. Sales are divided into 4 configurable pools: those who match all 6 numbers, those who match 5 numbers, and those who match 4 numbers. The numbers can be entered after a live drawing, or can be randomly generated. The product also includes three Instant Scratch Games: Wheel of fortune (a key number game); High Card (a high score game); and Match 3 (a three of six money match game). These instant Lottery scratch game tickets are created from a configurable size pool.

         Lotto Magic is priced consistent with our other products. Hardware is not included in the price.

         We do not presently participate in the operations or licensing of any gaming sites. The operator is responsible for the purchase and location of servers at their own premises, and to prepare and maintain appropriate licensing in the relevant jurisdiction. We also do not participate presently in credit card billing, although our software supports a selection of e-commerce selections for the operator.

OTHER PRODUCTS

         The Company's Pegasus family of machines are wireless and portable gaming devices, designed to make possible gaming opportunities outside the traditional gaming floor. The machines are small, light and mobile, making possible locating them in restaurants, keno/bingo rooms, and spas. Casino barges can place more than three times the machines into the same space.

         The Mini-Touch was recently approved by the Nevada Gaming Commission, and is being distributed in the U.S. and Canada via an exclusive distribution agreement with Anchor Gaming. The alliance with Anchor is for ten (10) years, expiring in September 2009 and covers the territory of the United States and Canada. Anchor must purchase 1,500 machines by September 1, 2001 at a specified price or we may terminate the exclusivity arrangement for the territory afforded to Anchor. In December, we received our initial order from Anchor for this product.

         We also produce kiosks for the placement of gaming devices in bars, restaurants, and other space-restrained areas, and are developing table games that will be sold, via revenue sharing arrangements, to licensed operators in the U.S. and worldwide. We are currently preparing for preliminary field testing and eventually approvals for some of our proprietary table games.

INDUSTRY OVERVIEW

         The Internet is widely regarded as the fastest growing telecommunications medium in history. Although the Internet only began to become extensively used by businesses and individuals in 1993, it reached nearly 50 million users within its first five years of existence. That growth rate far outpaces 38 years for radio, 13 years for television, and ten years for cable. Jupiter Communications estimates that nearly 100 million U.S. citizens alone used the Internet in 1999, which should grow to almost 160 million by 2003. Worldwide, it is estimated that there were 130 million in 1999, and is expect to grow to 500 million users by 2004.

         The Internet is a global network of computers connecting millions of individual computers and more than 70,000 business, commercial, government and academic networks. This interconnectivity allows any one of these computers to transmit information to any other computer. It has become a portal for communications, games, shopping, and commerce. Chat rooms, streaming on-line video and audio and downloadable programs are popular items among many on-line users.

         Internet access within homes is provided mainly by on-line subscriber services, which link together users of the Internet and provide them with services such as search engines, e-mail, shopping and a host of other products or a periodic service charge.

         The commodity pricing of powerful computers and the wealth of information available on the internet have all contributed to the creation of a vast market of consumers and business buyers. During the last three years, the number of Internet service providers ("ISP's") in the United States alone has grown from roughly zero to over 3,000. Management attributes the influx of ISP's to several factors that include

         o        an increasing demand for connection to the internet

         o the internet offers significant marketing opportunities for a variety of products and services

         o Providing internet connections requires minimum expertise and start-up costs

         E-commerce includes the buying and selling of goods by both consumers and businesses over the Internet. This new marketplace in cyberspace, which began with only a few powerful brand names offering consumer goods over the Internet, has now grown to include all types of goods and services. Transactions are generally regarded as between one or businesses to another (B2B), or between business and consumer (B2C).

         The growth in e-commerce worldwide has reflected the popularity and success of the Internet as a medium for financial transactions. There are varying estimates of the current size and potential of e-commerce, but it is expected that total online commerce could increase to $1.4 trillion by 2003, from about $100 billion in 2000.

         Currently, the e-commerce and Internet markets are dominated by the United States, where 40 million U.S. households with PCs have on-line access. According to Jupiter Communications, by 2002, approximately 57 million U.S. homes will have PCs with on-line access. Comparatively, 39 percent of homes with on-line access spent time shopping on the Internet in 2000, whereas close to 70 percent of on-line households are expected to shop via Internet by 2002.

         E-commerce is relatively undeveloped with respect to the rest of the world. According to the River City Group, nearly 40 percent of U.S. homes have PCs, as compared to 22 percent in the U.K. and 12 percent in France. As citizens in these countries gain access to computers within their homes, the Internet usage will rise significantly, and e-commerce will follow suit.

         E-gaming combines the fast-growing Internet media with the lucrative gambling and wagering market. The global gaming industry began to capitalize on the rising popularity of Internet commerce in 1997, when legal Internet wagering began in Australia through NetTAB, an Internet wagering system owned and operated by the New South Wales government. There were only 40 gaming Web sites worldwide in 1997; The River City Group estimates that there are now more than 1,400 Internet gaming sites, owned by 250-300 operating companies based throughout the world.

         In order to avoid the unclear legal status of e-gaming in the United States, while capitalizing on the large gambling community as well as the large Internet community in North America, many Internet gambling sites have been located outside of the United States, where it is clearly legal for those companies to operate.

         The drivers powering the development of Internet gaming include consumer demand; ease of entry and the arrival of name brands; product quality advantages; internal gambling industry pressures; Internet gambling's exceptional profitability and its consequent attractiveness to sources of investment capital; tax advantages and the consumer price advantages created by low-or untaxed e-gambling businesses located in tax havens; the Internet's unique ability to facilitate communities of interacting individuals centered on shared interests or activities; and the enabling technology of the Internet itself.

         The Internet gaming industry is growing at a dramatic rate. The River City Group estimates that the number of Internet gamblers will grow from approximately four million in 1999 to 15 million by 2004. Christiansen Capital Advisors has estimated that Internet gaming expenditures will increase from about $1.2 billion in 1999 to more than $3 billion in 2001, and to $6.3 billion in 2003.

         The share of U.S. Internet gamblers is also expected to change dramatically over the next few years, from nearly 80 percent of the world market in 1999 to 38 percent by 2004. If these estimates are accurate, then the total expenditures from U.S. patrons will increase about 60 percent during the 2000-2003 time frame, whereas the rest of the world is forecast to grow some 700 percent, from $.5 billion in 2000 to nearly $4 billion.


REGULATION

         Gaming activities are stringently regulated in the United States and most developed countries. The gaming regulations are based on policies that are concerned with, among other things (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the governing jurisdictions; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of government revenue through taxation and licensing fees.

         The company believes that several countries, including Australia and several countries in Europe, the Caribbean, Latin America the Middle East, Africa and Asia have not prohibited Internet gaming activities. We believe that the number of countries allowing Internet gaming activities will increase as the regulatory authorities become more familiar with and comfortable with legitimized Internet gaming. However, given that Internet gaming is a new and fledging industry, some foreign jurisdictions may take actions to more severely regulate or restrict Internet gaming operations in the future.

         The outlook for Internet gaming in the United States remains unclear. Many federal and state agencies in the United States have taken the position that the provision of Internet gaming services to residents of the United States are subject to existing federal and state laws which generally prohibit the provision of gaming opportunities, except where licensed or subject to exemption. The U.S. Department of Justice maintains that, technically, there are not specific U.S. federal provisions against the placing of Internet bets. However the Justice Department also maintains the position that it is illegal to operate Internet gaming Web sites and servers from within the United States. At the state level, five states, including Nevada have amended state law to specifically ban gaming via the Internet.

         Conversely, many providers of Internet gaming services to citizens and residents of the United States have taken the position that existing federal and state laws pertaining to the provisions of gaming opportunities do not apply to the Internet gaming services. In 1997 and 1999, legislation was introduced to the United States Senate and House of Representatives which, if enacted, would have effectively amended the Federal Wire Statute, codified at 18 U.S.C (s) 1084, to prohibit the provision of Internet gaming operations to residents of the United States. No action was taken on the bills prior to the end of the legislative sessions. However, there can be no assurance that similar legislation will not be introduced in future legislative sessions. In January 2001, legislation was introduced to Congress preventing credit cards or other financial instruments issued by U.S. banks from being used for "unlawful Internet gambling."

         Recently, several states have taken measures legalizing interactive gaming. In January and February, 2001 respectively New Jersey and Nevada introduced legislation that would legalize interactive gaming, generally permitting existing operators of casinos to operate interactive activities. While the New Jersey bill would permit New Jersey residents to place online wagers with Atlantic City casinos, Nevada's bill would allow Nevada casinos to accept online wagers from people outside of Nevada, as long as they were located in jurisdictions where it is legal to do so.

         The Internet gaming industry has created self-regulatory organizations, including the Interactive Gaming Council, The Internet Gaming Commission and the Fidelity Trust Gaming Association.


MARKETING

         We utilize both direct sales and marketing alliances to distribute our products. We have distributed our software products directly, from our offices in Las Vegas, Nevada and Sydney, Australia. We believe that direct sale of our software products is the most efficient way of managing customer relations, if we will be servicing the customer subsequent to the sale. We do not presently participate in the operations or licensing of any gaming sites. The operator is responsible for the purchase and location of servers at their own premises, and to prepare and maintain appropriate licensing in the relevant jurisdiction. We also do not participate presently in credit card billing, although our software supports a selection of e-commerce selections for the operator.

         We have signed distribution agreements with third parties for our gaming device products. Currently, we distribute our Pegasus machine in North America via an exclusive distribution agreement with Anchor Gaming. The alliance with Anchor is for ten (10) years, expiring in September 2009 and covers the territory of the United States and Canada. Anchor must purchase 1,500 machines by September 1, 2001 at a specified price or we may terminate the exclusivity arrangement for the territory afforded to Anchor.

         We previous had a distribution agreement with John Huxley covering the United Kingdom. We elected not to renew this agreement in 2000. We expect to distribute our gaming devices and other hardware via both direct sales and through third party contracts.


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

COMPETITION

         There are countless numbers of private and public companies supplying the Internet gaming industry and offering interactive gaming services. We estimate that more than 40 companies consider themselves "turnkey" software suppliers to the industry, with the leading companies, in terms of market share, believed to be Starnet Communications, Microgaming, Cryptologic and Boss Media.

         All of the major companies operate as service bureaus installing and running the gaming products on their own servers and charging substantial service bureau fees of upwards to 40%. Our business model is slightly different, as we sell our product to owners and expect them to own and run their business. We take a minimal royalty and provide all new games and enhancements for a fee. We also focus our marketing efforts on established gaming entities such as cruise ships, licensed book makers, respected charitable organizations and land based casinos and other land based gaming operations.

         The Company also competes with gaming machine manufacturers, which are more concentrated than the Internet gaming suppliers. The largest companies in this industry include International Game Technology, Bally Gaming and Systems (subsidiary of Alliance Gaming), WMS Industries, and Aristocrat Leisure Limited.

         Many of our competitors in both industry segments have greater financial resources, sales and marketing expertise and pricing power than us. We believe this to be particularly true in the U.S. gaming machine market, and we have, accordingly entered into a marketing and distribution agreement with Anchor Coin that covers the United States and Canada.


EMPLOYEES

         As of March 30, 2001, we had 22 full-time employees in the Las Vegas, Nevada, office six (6) full-time employees in our Delray Beach, Florida office and three (3) full-time employees in Australia. We may also employ full-time and part-time consultants on an as-needed basis. We consider our relationship with our employees to be satisfactory.



RECENT DEVELOPMENTS

         COMPANY FUNDING

         The Company's operating shortfalls have largely been funded via its largest shareholder, Hosken Consolidated Investment Limited (HCI). HCI is a South Africa-based investment holding company that focuses its activities in telecommunications and information technology, media and broadcasting, interactive gaming and entertainment and financial services. During 2000, HCI funded the Company $2,396,265 in the form of convertible notes. These notes bear an interest rate of 12 percent, have a maturity date of December 31, 2000 and are collateralized by substantially all of the assets of the Company. At December 31, 2000, the Company had not repaid the outstanding principal balance and interest and was in technical default of the note payable agreement. HCI has informed the Company that it plans to convert the notes into equity at a future date, at a price to be determined.

         Thus far in 2001, HCI has advanced the Company $1 million in convertible notes and funds, and has stated its intent on continuing the funding of the Company through the balance of the year.

         NEVADA GAMING APPROVAL

         Our Pegasus portable gaming device was approved for distribution in the State of Nevada in September of 2000. In December, 2000 we received the first order for the machines from Anchor Gaming, our exclusive distributor for North America.

         ONLINE GAMING SYSTEMS AUSTRALIA PTY LTD

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

         In May of 2000, the Australian federal government announced that it would impose a 12-month moratorium on the issuing of licenses to operate Internet gambling services. In September of 2000, a moratorium bill was formally introduced. A tie vote in the Senate in October 2000 caused the bill to fail; however it was amended to exempt sports and race wagering, and was again introduced in December. This time it passed, and therefore a moratorium is in effect for one year, retroactive to May 19,2000. This has had an adverse effect for our sales efforts to Australian operators, although many operators now are locating offshore in locations such as Vanuatu, pending the end of the moratorium in May 2001.

         SALE OF EMINET DOMAIN

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

         ACQUISITION OF EXCEL DESIGN, INC.

         In April 1999 Online Gaming Systems, Ltd. acquired certain assets of Excel Design, Inc. Excel has developed a hand held portable and wireless gaming device. This product gives gaming operators the flexibility to extend play to secured areas in the sports book, bar, restaurant pool and bingo areas. The system runs existing gaming companies programs (e.g. Bally and Sigma) and requires no bill hopper or coin mechanism. The potential for Online Gaming Systems, Ltd. is to expand the Excel product in a variety of markets including the Las Vegas casinos, cruise liners, Australian clubs and South African casinos. Online Gaming Systems, Ltd. also intends to integrate its existing Internet based product to extend Excels product line.

         RELOCATION OF CORPORATE OFFICES

         We moved our company's corporate offices from Boca Raton, Florida to Las Vegas in September of 2000. We believe the move will have many advantages, including location in better proximity to our target markets for "Play for Free," Intranet and gaming devices; greater access to technical, product and sales staff; and cost savings by the combination of Excel and the Internet businesses. The company was able to double its space and reduce its facility costs by about 50 percent. We maintained a presence in Florida, retaining valuable development and support staff there, in smaller facilities.

         AUSTRALIAN ON-LINE CASINO LTD

         On March 30, 2001 we executed a formal agreement with Australian On-Line Casino Ltd. (AOC) and Casino Australia On-Line Pty Ltd (CAO), its subsidiary for the licensing and distribution of our products. AOC holds an online casino and bookmaking license from the Australian Territory of Norfolk Island. AOC is seeking to establish itself as a global marketer and supplier of Internet gaming services.

         Generally, we granted to AOC an exclusive license to distribute our software products in the Asia Pacific region, and non-exclusive rights to distribute our other products. To retain this exclusivity in this territory, AOC must meet minimum sales thresholds, at recommended sales prices approved by us. We obtained certain non-exclusive rights to distribute new products that CAO creates.

         We will receive $250,000 in cash for the agreement, plus ongoing royalties associated with sales revenue, service revenue and hosting revenue. Additionally, we will receive an option for 5,000,000 shares of AOC stock. AOC is planning a 50,000,000 share offering to raise $10,000,000 (Australian).

         The transaction is subject to a number of conditions, including the successful public offering of AOC, and the certification of our ICE software by the appropriate Australian authority. We expect the transaction to be completed during the second or third quarter of this year.

         PREFERRED STOCK

         During the first quarter of 2001, HCI indicated its intention to convert its 9,000 shares of the Company's preferred stock into common stock of the Company.


ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease approximately 9,338 square feet of office space in Las Vegas, Nevada expiring on July 31, 2005 with current monthly rent of $9,338. The rent increases to $11,205.60 and $12,606.30 per month, respectively in the second and third years of the lease. Thereafter, the rent is adjusted via CPI formula. We lease additional space of about 1,764 square feet in Las Vegas, Nevada expiring on May 31, 2003 with a monthly rent of $2,100. The rent increases to $2,700 per month during the second and third years of the lease. With the consolidation of offices in Las Vegas, we subleased this space for $1,800 per month to a third party, on a month-to-month basis. We also lease approximately 1,740 square feet of office space in Delray Beach, Florida expiring on September 30, 2003 with current monthly rent of $2,175. The rent increases five percent annually thereafter.

         We lease office space in Sydney, Australia under a three-year term that expires on July 31, 2002. The current monthly rent is $5,800 (Australian), increasing three percent annually.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a party to pending or threatened litigation, both as plaintiff and defendant.

         KELLEY AND KELLEY ADVERTISING INC.

         This case arose from a Settlement Agreement entered into by the Company with its former advertising company. The Company recently reached a mutually satisfactory arrangement with the plaintiff on this matter.

         OLSHAN GRUNDMAN FROME ROSENZWEIG & WOLOSKY LLP

         The plaintiff maintains it was retained in 1996 to perform legal services for the Company. They claim that they were not paid, with total billings of about $62,000. The Company recently reached a mutually satisfactory arrangement with the plaintiff on this matter.

         HOME BROADBAND NETWORK, INC.

         On November 8, 1998, we acquired the assets of Axxsys International in exchange for 200,000 shares of stock. Axxsys and its affiliates filed suit on November 17, 1998 against Atlantic seeking injunctive relief based on numerous allegations the essence of which was that the 200,000 shares of Atlantic stock was not adequate consideration for the transfer of the Axxsys assets. Axxsys now does business as Home Broadband Network, Inc. Counsel believes that there is no merit to this action. This case is currently not set for trial, pending mediation scheduled during the second quarter of 2001.

         KEANE, INC.

         This is a suit for past due services rendered to the Company. The Company has disputed the amount of the outstanding invoices and the quality of the work performed. On November 20, 2000 we were ordered by the Judicial Court in Palm Beach County, Florida to pay to the plantiff nearly $112,000. The Company intends on reaching a mutually satisfactory arrangement with the plaintiff on this matter.

         CABRERO

         The Company is suing a former employee for failure to perform his duties and for inducing the Company to give him $10,000 for software he never delivered. The Employee has counter sued because he claims the Company did not give him "COBRA" notice and he incurred approximately $30,000 in medical expenses. This case is not currently set for trial.


         OTHER LITIGATION

         The Company is involved in various other legal proceedings that arise in the normal course of business. We could incur significant legal fees in connection with these matters but based on currently available information, the resolutions of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted during Fiscal 2000 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         From November 1996 until August, 1999 our common stock has traded on the electronic bulletin board under the trading symbol AIEE. In August, 1999 the company changed its name to Online Gaming Systems, Ltd, and traded on the electronic bulletin board under the trading symbol OGAM. The following table sets forth the high and low closing prices for our common stock as reported by the electronic bulletin board for each full quarterly period within the two most recent fiscal years and subsequent interim periods.

Fiscal Year Ending December 31, 1999

By Quarter                                                  Common Stock
----------                                               -----------------
          Quarter                Date                    High          Low
          -------                ----                    ----          ---
          1st                March 31, 1999              $3.00        $1.19

          2nd                June 30,1999                $3.56        $1.97

          3rd                September 30, 1999          $3.31        $2.25

          4th                December 31, 1999           $2.47        $0.91


Fiscal Year Ending December 31, 2000

By Quarter                                                  Common Stock
----------                                               -----------------
          Quarter                Date                    High          Low
          -------                ----                    ----          ---

          1st                March 31, 2000              $2.00        $1.09

          2nd                June 30,2000                $1.30        $0.50

          3rd                September 30, 2000          $0.59        $0.16

          4th                December 31, 2000           $0.23        $0.06


         Trading transactions in our securities occur in the over-the-counter electronic bulletin board market. All prices indicated herein are as reported to us by broker-dealer(s) making a market in our securities. The quotes indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         As of December 31, 2000, there were approximately 564 Holders of Record of our Common Stock, including brokerage firms, clearinghouses, and/or depository firms holding our securities for their respective clients. The exact number of beneficial owners of our securities is not known.

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


OVERVIEW

         We develop and market Internet and private network transaction based products that it only offers to licensed gaming operators in regulated jurisdictions. These products include Internet Casino Extension (TM) (ICE), a growing suite of casino games, webSports (TM), a sports wagering system, Lotto Magic (TM) a lottery system for private, government and fund raising purposes, and Bingo Blast (TM) a multi-player system for charity and private organization use. We also offer wireless and portable gaming devices through Excell Design, Inc. and Anchor Gaming, our exclusive North American distributor.


RESULTS OF OPERATIONS

         The Company's net loss for 2000 was ($8,884,238) compared to net loss of ($7,472,941) for 1999, an increase of $1,411,297 or about 19 percent. The Company recorded a substantial increase in revenue that was more than offset by losses due to write downs on some of our investments.

         Net revenues for the Company for 2000 were $2,355,576 compared to $850,950 in 1999, an increase of 177 percent. The increase was largely attributable to increased sales and marketing efforts at the beginning of the year, both from our U.S. and Australian operations. We sold seven software products to licensees in Australia and the South Pacific, two in the Caribbean, one each in Costa Rica and the United States, respectively. The second half of the year did not show the same level of revenue, as we allocated resources to increased product development, the relocation of our offices and management structure, and the moratorium imposed by the government of Australia on new casino licenses (since May 2000) may have also adversely impacted sales of our products.

         Cost of sales and operating expenses decreased by 31 percent, to $5,217,339 in 2000 from $7,488,552 in 1999. Most of this decrease is attributable to elimination for provision for doubtful accounts, as revenues are now recorded when funds are received. Provision for doubtful accounts was $1,222,155 in 1999.

         The company incurred $4,637,000 in losses due to write downs on some of its investments. These write-offs are consistent with our policy of carefully reviewing asset values on a quarterly basis, making appropriate adjustments to reflect true asset values. We wrote off $2,500,000 of an investment in convertible preferred stock in the Company's formerly owned subsidiary (Eminet Domain), and $2,137,000 of an investment in equity securities. We will no longer have any exposure to these investments in the future.

         We issued 375,000 shares of stock in connection with obtaining and negotiating convertible debt financing. The value per share was approximately $2.00 at the date of issuance. Accordingly, we expensed $750,000 for the year associated with these services.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000 the Company had negative working capital of ($4,362,616) compared with ($1,011,476) at December 31,1999. The decrease in working capital was primarily due negative cash flow from operations.

         The Company's operating shortfalls have largely been funded via its largest shareholder, Hosken Consolidated Investment Limited (HCI). HCI is a South Africa-based investment holding company that focuses its activities in telecommunications and information technology, media and broadcasting, interactive gaming and entertainment and financial services. During 2000, HCI funded the Company $2,396,265 in the form of convertible notes. These notes bear an interest rate of 12 percent, have a maturity date of December 31, 2000 and are collateralized by substantially all of the assets of the Company. At December 31, 2000, the Company had not repaid the outstanding principal balance and interest and was in technical default of the note payable agreement. HCI has informed the Company that it plans to convert the notes into equity at a future date, at a price to be determined.

         HCI has been granted warrants to purchase two million shares of common stock on terms no less favorable than the notes.

         Thus far in 2001, HCI has advanced the Company $1,000,000 in convertible notes and funds, and has stated its intent on continuing the funding of the Company through the balance of the year. Mr. John Copelyn, Chief Executive Officer of HCI is the company's Chairman.

         Management believes that existing cash, and the continuing participation of HCI and, potentially other investors will provide the Company with funds to operate the Company until it becomes self-sufficient.

INFLATION

         In the opinion of management, inflation has not had a material adverse effect on its results of operations.


ITEM 7.  FINANCIAL STATEMENTS.

         [See page F-1.]

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None


ITEM 9.  EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning the compensation earned, by the Company's Chief Executive Officer and its Chairman for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. Such individuals will be hereafter referred to as the Named Executive Officers. No other executive officer that would have otherwise been included in such table on the basis of salary and bonus earned for the 1999 fiscal year has resigned or terminated employment during that fiscal year.

                           SUMMARY COMPENSATION TABLE

        Name and
    Principal Position          Year        Salary($)          Bonus($)
    ------------------          ----        ---------          --------

  Gary Ramos                    2000        $ 93,000               --
  President and Chief
  Executive Officer

  Richard A. Iamunno            2000        $181,000               --
  Formerly President and
  Chief Executive Officer

  Peter Lawson                  2000        $150,000(AUD)          --
  Chief Financial Officer

  Steven Campbell               2000        $112,000               --
  Secretary


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

         The following table contains information concerning the stock option grants made to each of the named executive officers and employees for fiscal 1999.

Name              #Granted    in F/Y      ($/Sh       Exp. Date
-------------     --------    ------      -----       ---------

Peter Lawson       125,000     1999       $2.50        06/30/07
                    50,000     1999       $2.50        07/13/04

         No options were granted during 2000.

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

EMPLOYMENT AGREEMENTS

         The Company has entered into employment contracts with Messrs. Lawson and Tombari.

         Mr. Lawson is an employee of Online Gaming Systems (Australia) Pty Ltd. His contract is for five years, expiring on November 30, 2005 consisting of a starting base salary of AUD $250,000. The contract is cancelable on 120 days notice by either party.

         Mr. Tombari's contract is for three years, expiring on January 16, 2004 consisting of a starting base salary of $150,000. Additionally, Mr. Tombari is granted rights to purchase company stock and receive options at a price based on formula. The employment contract contains arrangements for severance compensation.

         The Company intends on entering into an employment agreement with Mr. Ramos, with base salary, which starts at $250,000 and company stock and options, to be determined.

         The Company had an employment agreement with Mr. Iamunno pursuant to which he served as the Company's President and Chief Executive Officer. The agreement expired at the end of the 2000 year. Mr. Iamunno resigned his duties as officer and director of the company during 2000.


ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 4, 2001, information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group. As of March 31, 2001, there were outstanding 14,669,180 shares of the Common Stock of the Company.

Name and Address of Beneficial Owner(2)        Amount of
                                               Beneficial        Percent of
                                               Ownership           Class

Richard A. Iamunno                             1,796,270*          12.25%

Marcel Golding                                 3,189,435**         22.00%
John Copelyn

Martin V. McCarthy                               125,000            0.85%

Peter Lawson                                      20,000             .14%

All Officers and Directors as a Group          3,334,435           22.75%
(3 persons)


*Mr. Iamunno was previously an officer and director of the Company. He resigned his positions during 2000.

**In July 1999 a subsidiary of HCI acquired the stock of Norman J. Hoskin, the Company's former Chairman. Both Mr. Golding and Mr. Copelyn are substantial owners and officers of HCI and consequently, ownership of all of the shares of HCI or by its subsidiaries have been attributed to both Mr. Golding and Mr. Copelyn for the purpose of this table.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 30 days.
(2) Unless otherwise stated, the address for the beneficial owner is 3225 McLeod Drive, 1st Floor, Las Vegas, Nevada 89121


ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADVANCES

         The Company entered into a note payable agreement with an officer of the Company for $288,350. At December 31, 2000, the Company had a balance of $122,350 outstanding under this agreement. The agreement does not state formal repayment terms or stated interest on outstanding balance.

CAPITAL STOCK

         During fiscal 2000, the Company issued 375,000 shares of its common stock in connection for consulting services rendered in obtaining and negotiating convertible debt financing. The value of the 375,000 shares was based on the market value per common share of approximately $2.00 at the date of issuance. Accordingly, the Company recorded an expense of $750,000 for the year ended December 31, 2000 associated with these consulting services [See Note 6].

PREFERRED STOCK

         As of March 2001, HCI was in the process of converting its 9,000 shares of the Company's preferred stock into common stock of the Company.

RELATED PARTY TRANSACTIONS

         The Company's operating shortfalls have largely been funded via its largest shareholder, Hosken Consolidated Investment Limited (HCI). During 2000, HCI funded the Company $2,335,000 in the form of convertible notes. These notes bear an interest rate of 12 percent, have a maturity date of December 31, 2000 and are collateralized by substantially all of the assets of the Company. During 1999, HCI funded the company $500,000 via similar note arrangements. HCI has informed the Company that it plans to convert the notes into equity at a future date, at a price to be determined.

         HCI has been granted warrants to purchase two million shares of common stock on terms no less favorable than the notes.

         Thus far in 2001, HCI has advanced the Company $1,000,000 in convertible notes and funds, and has stated its intent on continuing the funding of the Company through the balance of the year.

ITEM 12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


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

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company and their positions with the Company are set forth below.

                Name             Age              Position
                ----             ---              --------

          Gary Ramos             53         President, Chief Executive Officer
                                            and Director Nominee

          Peter H. Lawson        51         Senior Vice President and Director

          Lawrence P. Tombari    42         Chief Financial Officer

          John Copelyn           51         Chairman of the Board

          Martin V. McCarthy     44         Director

          Marcel Golding         40         Director


         GARY RAMOS is Chief Executive Officer and President of the Company. He assumed these positions in July of 2000. In 1999, Online Gaming Systems acquired the business of Excel Design, Inc. from Mr. Ramos. Excel has designed and developed hand-held and portable gaming devices, providing operators the flexibility to extend play to secured areas outside of the traditional gaming area.

         In 1976, Mr. Ramos founded and served as Chief Executive Officer and President of Advanced Manufacturing & Development (AM&D), which founded and operated several businesses in the high technology manufacturing, interactive and video gaming and related industries. Twice, AM&D was listed in INC Magazine's 500 fastest growing private companies in the U.S., growing to a revenue base in excess of $50 million and more than 600 employees.

         LAWRENCE P. TOMBARI is Chief Financial Officer of the Company. Previously, he was Chief Financial Officer and Senior Vice President of Lady Luck Gaming Corporation, from its inception in 1993 until the Company was acquired in 2000. As CFO, Mr. Tombari was responsible for all of the accounting, budgeting, reporting and investor communications for the NASDAQ Company. Additionally, as Senior Vice President of Development, he was responsible for identification and analysis for new gaming projects, acquisitions and disposals, and presentations to regulatory bodies. Prior to Lady Luck, Mr. Tombari spent eight years at Ernst & Young, in the Consulting Division. Mr. Tombari has a Bachelor of Science of Business Administration from the University of Southern California, and an MBA from Arizona State University.

         PETER H. LAWSON has served as a Director of Online Gaming Systems, Ltd. since March 1999. In July 1999, he was appointed Chief Financial Officer and in January 2000, Chief Operating Officer. He has executive responsibility to the Australian Operation, which was set up in July 1999. He was previously a Director of an Australian Stock broking operation and has extensive experience in the areas of corporate finance, mergers, acquisitions, IPO's and capital raising. He is also a Director of the 100% owned Australian Subsidiary. Mr. Lawson holds a commerce degree and is a certified practicing accountant. He also holds a postgraduate qualification in finance from the Securities Institute in Australia.

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

         MARTIN V. MCCARTHY was appointed a Director of the Company in March of 1998. Mr. McCarthy was the President and CEO of IDD Enterprises, L.P. The Company was recently sold to Dow Jones and Company. Mr. McCarthy has been a pioneer in the online world for almost two decades. He has led organization of scale that have created, commercialized and deployed leading edge technologies in the areas of communications, information services and transactions. Prior to joining IDD in 1988, Mr. McCarthy served as Vice President of Office Message and Information Services at Western Union and was the youngest corporate officer in the firm's 130-year history. Mr. McCarthy has an MBA from Harvard University.

         MARCEL GOLDING was appointed a Director of the Company in August of 1998. Mr. Golding is Chairman of Hosken Consolidated Investments (HCI) and Softline Holdings, as well as being a Director of JCI and Global Capital, which are all listed companies on the Johannesburg Stock Exchange. In addition, he was the founding chairman of the Mineworkers Investment Company (linked to the National Union of Mineworkers), one of the two pioneering trade union investment companies in South Africa. He was elected the first Deputy General Secretary of the union in 1987 at the age of 26, and was re-elected on three additional occasions to this post of the Country's largest trade union. From 1994 to 1997 he served as a Member of Parliament, where he chaired the Minerals and Energy Committee and the Audited Commission, the oversight committee of the office of the Auditor-General. Mr. Golding holds a post-graduate degree from the University of Cape Town.

MEETINGS AND COMMITTEES

         The Board held two meetings during the year ended December 31, 2000. In addition, from time to time during such year, the members of the Board acted by unanimous written consent. The Company has elected a standing compensation and audit committees. The entire Board of Directors performs the typical functions of such committees. The Company's Audit Committee during 2000 was comprised of Peter Lawson and Trevor Klein. The Committee recommends engagement of the Company's independent accountants, approves services performed by such accountants and reviews and evaluates the Company's accounting system and its system of internal controls.


ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 10KSB.

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

                On April 14, 1997, the Company filed with the Commission a Form 8-K dated March 7, 1997 disclosing the acquisition of The Eminent Domain, Inc.

                On May 29, 1998 the Company filed with the Commission a Form 8-K dated May 27, 1998 disclosing the offer to purchase Coms21 shares.

                          INDEX TO FINANCIAL STATEMENTS

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
================================================================================

INDEX TO FINANCIAL STATEMENTS
================================================================================

                                                                         PAGE


Independent Auditor's Report......................................... F-2

Consolidated Balance Sheet as of December 31, 2000 .................. F-3

Consolidated Statements of Operations and Comprehensive [Loss] for
the years ended December 31, 2000 and 1999 .......................... F-4...F-5

Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 2000 and 1999 .............................. F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and 1999 .......................................... F-7...F-8

Notes to Consolidated Financial Statements .......................... F-9...F-18


                             . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Online Gaming Systems, Ltd. and Subsidiary


         We have audited the accompanying consolidated balance sheet of Online Gaming Systems, Ltd. and its subsidiary as of December 31, 2000, and the related consolidated statements of operations and changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online Gaming Systems, Ltd. and its subsidiary as of December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



MOORE STEPHENS, P.C.
   Certified Public Accountants.


Cranford, New Jersey
March 16, 2001 [Except for Note 18]

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
================================================================================

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000.
================================================================================


ASSETS:
CURRENT ASSETS:
    Cash                                                           $    160,945
    Other Current Assets                                                 21,737
                                                                   ------------

    TOTAL CURRENT ASSETS                                                182,682

PROPERTY AND EQUIPMENT - NET                                            297,993

EQUIPMENT UNDER CAPITALIZED LEASE - NET                                 140,745

OTHER ASSETS:
    Patents - Net                                                       145,164
                                                                   ------------

    TOTAL ASSETS                                                   $    766,584
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
    Cash Overdraft                                                 $    128,016
    Accounts Payable and Accrued Expenses                               950,095
    Accrued Interest                                                    204,926
    Notes Payable                                                       208,768
    Advances - Related Party                                            122,350
    Current Portion of Capital Lease Obligations                         34,878
    Convertible Notes Payable - Related Party                         2,896,265
                                                                   ------------

    TOTAL CURRENT LIABILITIES                                         4,545,298

CAPITAL LEASE OBLIGATIONS                                               114,796

COMMITMENTS AND CONTINGENCIES                                                --
                                                                   ------------

    TOTAL LIABILITIES                                                 4,660,094
                                                                   ------------

STOCKHOLDERS' EQUITY:
    Convertible Preferred Stock - Par Value $.001 Per Share;
       Authorized 10,000,000 Shares, Issued and Outstanding,
       10,610 shares [Liquidation Preference $1,061,000]                     11

    Common Stock - Par Value $.001 Per Share;
       Authorized 100,000,000 Shares, Issued - 14,699,180 Shares         14,669

    Additional Paid-in Capital                                       14,863,029

    Treasury Stock, 968,767 Common Shares - At Cost                  (1,744,547)
    Accumulated [Deficit]                                           (17,026,672)
                                                                   ------------

    TOTAL STOCKHOLDERS' EQUITY                                       (3,893,510)
                                                                   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    766,584
                                                                   ============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
================================================================================

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE [LOSS]
================================================================================

                                                                             Years Ended
                                                                             December 31,
                                                                     --------------------------
                                                                         2000           1999
                                                                     -----------    -----------
REVENUE                                                              $ 2,355,576    $   850,950

COST OF SALES                                                            205,655        109,524
                                                                     -----------    -----------

    GROSS PROFIT                                                       2,149,921        741,426
                                                                     -----------    -----------

OPERATING EXPENSES:
    General and Administrative                                         4,758,876      5,292,371
    Provision for Doubtful Accounts and Notes                                 --      1,222,155
    Depreciation and Amortization                                        252,808        864,502
                                                                     -----------    -----------

    TOTAL OPERATING EXPENSES                                           5,011,684      7,379,028
                                                                     -----------    -----------

    [LOSS] FROM OPERATIONS                                            (2,861,763)    (6,637,602)
                                                                     -----------    -----------

OTHER [EXPENSES] INCOME:
    Interest Income                                                           --         30,961
    Interest Expense                                                    (235,475)       (54,648)
    Other Income                                                              --        949,419
    Other Expense - Related Party                                             --        (56,068)
    Financing Fee Expense                                               (750,000)            --
    Loss on Investments                                                       --       (350,000)
    Software Write-Off                                                        --     (1,300,742)
    Write-Off of Deferred Offering Costs                                (400,000)            --
    Realized Loss on Investment                                       (4,637,000)            --
                                                                     -----------    -----------

    OTHER [EXPENSES] INCOME - NET                                     (6,022,475)      (781,078)
                                                                     -----------    -----------

    [LOSS] FROM CONTINUING OPERATIONS                                 (8,884,238)    (7,418,680)

DISCONTINUED OPERATIONS:
     [Loss] from Operations of Discontinued Business
        Segment [Net of Income Tax [Benefit] of $-0- for the years
        ended December 31, 2000 and 1999]                                     --        (54,261)
                                                                     -----------    -----------

    NET [LOSS]                                                        (8,884,238)    (7,472,941)

OTHER COMPREHENSIVE LOSS:
    Unrealized Holding Loss arising during period                             --     (1,378,642)
                                                                     -----------    -----------

    TOTAL OTHER COMPREHENSIVE [LOSS]                                 $(8,884,238)   $(8,851,583)
                                                                     ===========    ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
================================================================================

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE [LOSS]
================================================================================

                                                                      Years Ended
                                                                      December 31,
                                                             ----------------------------
                                                                 2000            1999
                                                             ------------    ------------
Net [Loss]                                                   $ (8,884,238)   $ (7,472,941)
Deduct:  Imputed Non-cash Preferred Stock Dividend                                     --
         Preferred Stock Dividend in Arrears                       51,526          34,525
                                                             ------------    ------------

    NET [LOSS] AVAILABLE TO COMMON STOCKHOLDERS              $ (8,935,764)   $ (7,507,466)
                                                             ============    ============

[LOSS] PER COMMON SHARE:
    Continuing Operations                                    $       (.63)   $       (.59)
    Discontinued Operations                                            --              --
    Disposal of Discontinued Subsidiary                                --              --
                                                             ------------    ------------

    BASIC AND DILUTED NET [LOSS] PER SHARE OF COMMON STOCK   $       (.63)   $       (.59)
                                                             ============    ============

    WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING        14,329,013      12,632,422
                                                             ============    ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
================================================================================

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
================================================================================



                                            PREFERRED STOCK                  COMMON STOCK            ADDITIONAL
                                      ----------------------------    ---------------------------     PAID-IN
                                         SHARES          AMOUNT          SHARES         AMOUNT        CAPITAL
                                      ------------    ------------    ------------   ------------   ------------
   BALANCE - DECEMBER 31, 1998               7,260    $          7      12,410,939   $     12,410   $ 12,329,161

Purchase of Treasury Stock                      --              --              --             --             --
Conversion of Preferred Stock               (9,410)             (9)        861,122            860           (851)
Subsidiary Divested                             --              --              --             --             --
Sale of Preferred Stock                     16,200              16              --             --      1,002,984
Sale of Common Stock                            --              --              --             --             --
Unrealized Holding Gain (Loss)
   on Marketable Securities                     --              --              --             --             --
Forgiveness of Debt - Related Party             --              --              --             --       (324,286)
Issuance of Common Stock                        --              --         341,991            344        857,073
Loss From Continuing Operations                 --              --              --             --             --
Loss From Discontinued Operations               --              --              --             --             --
                                      ------------    ------------    ------------   ------------   ------------

   BALANCE - DECEMBER 31, 1999              14,050              14      13,614,052         13,614     13,864,081

Issuance of Common Stock for
   Consulting Services                          --              --         375,000            375        749,625
Realized Loss on Marketable
   Securities                                   --              --              --             --             --
Write-off of Deferred Acquisition
   Costs                                        --              --              --             --             --
Issuance of Common Stock [11]                   --              --         225,000            225        249,775
Conversion of Preferred Stock               (3,440)             (3)        455,128            455           (452)
Loss From Continuing Operations                 --              --              --             --             --
                                      ------------    ------------    ------------   ------------   ------------

   BALANCE - DECEMBER 31, 2000              10,610    $         11      14,669,180   $     14,669   $ 14,863,029
                                      ============    ============    ============   ============   ============


                                                                ACCUMULATED
                                          TREASURY STOCK           OTHER                     DEFERRED                     TOTAL
                                   --------------------------  COMPREHENSIVE ACCUMULATED   ACQUISITION   SUBSCRIPTION  SHAREHOLDERS'
                                      SHARES        AMOUNT        [LOSS]       [DEFICIT]      COSTS       RECEIVABLE      EQUITY
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
   BALANCE - DECEMBER 31, 1998         (145,500) $   (278,697) $    (95,858) $ (1,143,405) $   (400,000) $ (1,445,000) $  8,978,618

Purchase of Treasury Stock             (823,267)   (1,465,850)           --            --            --            --    (1,465,850)
Conversion of Preferred Stock                --            --            --            --            --            --            --
Subsidiary Divested                          --            --            --       473,912            --            --       473,912
Sale of Preferred Stock                      --            --            --            --            --            --     1,003,000
Sale of Common Stock                         --            --            --            --            --     1,445,000     1,445,000
Unrealized Holding Gain (Loss)
   on Marketable Securities                  --            --    (1,378,642)           --            --            --    (1,378,642)
Forgiveness of Debt - Related Party          --            --            --            --            --            --      (324,286)
Issuance of Common Stock                     --            --            --            --            --            --       857,417
Loss From Continuing Operations              --            --            --    (7,418,680)           --            --    (7,418,680)
Loss From Discontinued Operations            --            --            --       (54,261)           --            --       (54,261)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------

   BALANCE - DECEMBER 31, 1999         (968,767)   (1,744,547)   (1,474,500)   (8,142,434)     (400,000)           --     2,116,228

Issuance of Common Stock for
   Consulting Services                       --            --            --            --            --            --       750,000
Realized Loss on Marketable
   Securities                                --            --     1,474,500            --            --            --     1,474,500
Write-off of Deferred Acquisition
   Costs                                     --            --            --            --       400,000            --       400,000
Issuance of Common Stock [11]                --            --            --            --            --            --       250,000
Conversion of Preferred Stock                --            --            --            --            --            --            --
Loss From Continuing Operations              --            --            --    (8,884,238)           --            --    (8,884,238)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------

   BALANCE - DECEMBER 31, 2000         (968,767) $ (1,744,547) $         --  $(17,026,672) $         --  $         --  $ (3,893,510)
                                   ============  ============  ============  ============  ============  ============  ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                                Years Ended
                                                                                December 31,
                                                                        --------------------------
                                                                            2000           1999
                                                                        -----------    -----------
OPERATING ACTIVITIES:
    [Loss] from Continuing Operations                                   $(8,884,238)   $(7,472,941)
    Adjustments to Reconcile Net [Loss] to
        Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                           252,808        864,502
    Provision for Doubtful Accounts                                              --      1,222,155
    Gain on Sale of Subsidiary                                                   --     (1,231,750)
    Issuance of Common Stock for Services Rendered                          750,000        140,000
    Issuance of Common Stock for Compensation                                25,000        217,312
    Realized Loss on Carrying Value of Investments                               --        350,000
    Loss on Sale of Investments                                           4,637,000        221,637
    Software Write-Off                                                           --      1,300,742
    Write-Off of Deferred Acquisition Costs                                 400,000             --

Changes in Assets and Liabilities:
    [Increase] Decrease in:
        Accounts Receivable                                                      --         13,715
        Prepaid Expenses                                                         --         (2,493)
        Notes Receivable                                                         --         39,211
        Other Current Assets                                                 19,276             --
        Other Assets                                                         15,462        170,832

    Increase [Decrease] in:
        Accounts Payable and Accrued Expenses                               283,489       (252,488)
                                                                        -----------    -----------

    NET CASH - CONTINUING OPERATIONS                                     (2,501,203)    (4,419,566)
                                                                        -----------    -----------

DISCONTINUED OPERATIONS:
    [Loss] from Discontinued Operations                                          --        (54,261)
    Adjustments to Reconcile Net [Loss] to Net Cash Operations:
        Depreciation and Amortization                                            --         38,220
        Provision for Doubtful Accounts                                          --         18,915
        Changes in Net Assets and Liabilities                                    --        238,577
                                                                        -----------    -----------

    NET CASH - DISCONTINUED OPERATIONS                                           --        241,451
                                                                        -----------    -----------

    NET CASH - OPERATING ACTIVITIES - FORWARD                            (2,501,203)    (4,178,115)
                                                                        -----------    -----------

INVESTING ACTIVITIES - CONTINUING OPERATIONS:
    Increase in Due from Related Parties                                         --         55,240
    Purchase of Investments                                                      --       (393,092)
    Purchase of Patents and Licences                                             --       (450,000)
    Purchase of Property, Equipment, and Capitalized Software               (76,658)      (105,696)
    Sale of Investments                                                          --      3,431,823
                                                                        -----------    -----------

    NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS - FORWARD   $   (76,658)   $ 2,538,275

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                               Years Ended
                                                                               December 31,
                                                                        --------------------------
                                                                            2000           1999
                                                                        -----------    -----------
    NET CASH - OPERATING ACTIVITIES - FORWARDED                         $(2,501,203)   $(4,178,115)
                                                                        -----------    -----------

    NET CASH - INVESTING ACTIVITIES - CONTINUING OPERATIONS -
        FORWARDED                                                           (76,658)     2,538,275
                                                                        -----------    -----------

INVESTING ACTIVITIES - DISCONTINUED OPERATIONS:
    Purchase of Property and Equipment                                           --        (29,715)
                                                                        -----------    -----------

FINANCING ACTIVITIES - CONTINUING OPERATIONS:
    Cash Overdraft                                                          (45,859)       173,875
    Proceeds from Issuance of Common Stock                                  250,000             --
    Proceeds from Issuance of Preferred Stock                                    --      1,503,000
    [Purchase] of Treasury Stock                                                 --     (1,465,850)
    Proceeds from Advances - Related Party                                  298,350             --
    Payment of Loan Payable/Advances - Related Party                       (176,000)      (150,000)
    Proceeds from Long-Term Debt                                                 --        344,000
    Proceeds from Short-Term Borrowings                                     100,000             --
    Proceeds from Notes Payable - Related Party                           2,396,265        500,000
    Payments of Capital Lease Obligations                                   (83,950)       (61,432)
    Payment from Notes Receivable                                                --      1,445,000
    Payment of Notes Payable                                                     --       (319,279)
    Decrease in Loan Receivable                                                  --       (370,025)
                                                                        -----------    -----------

    NET CASH - FINANCING ACTIVITIES - CONTINUING OPERATIONS               2,738,806      1,599,289
                                                                        -----------    -----------

FINANCING ACTIVITIES - DISCONTINUED OPERATIONS:
    Proceeds from Long-Term Debt                                                 --         50,000
    Payment of Note Payable                                                      --        (41,500)
    Payment of Lease Payable                                                     --         (5,769)
                                                                        -----------    -----------

    NET CASH - FINANCING ACTIVITIES - DISCONTINUED OPERATIONS                    --          2,731
                                                                        -----------    -----------

    NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS                    160,945        (67,535)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                                   --         67,535
                                                                        -----------    -----------

    CASH AND CASH EQUIVALENTS - END OF YEARS                            $   160,945    $        --
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the years for:
        Interest                                                        $        --    $    52,231
        Income Taxes                                                    $        --    $        --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of Preferred Stock into Common Stock                     $       455    $       649
    Stock Issued in Exchange for Contingent Acquisition                 $        --    $        --
    Purchase of Assets under Capital Lease Financing                    $        --    $   192,068
    Sale of Subsidiary for Preferred Stock                              $        --    $ 2,500,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


[1] ORGANIZATION

NATURE OF BUSINESS - Online Gaming Systems, Ltd. [the "Company"] is located in Las Vegas, Nevada [during 1999, located in Southern Florida]. The Company primarily develops and markets interactive gaming products and services through the Internet and World Wide Web. The Company's created Online Gaming Systems Australia Pty., as a wholly owned subsidiary, to offer sports book sales in Australia and the Pacific Island region.

In April 1999, the Company acquired certain assets of Excel Design, Inc. which develops hand held portable and wireless gaming devices. In December 1999, the Company sold its interest in EmiNet Domain, Inc., a previously wholly owned subsidiary of the Company.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary, Online Gaming Systems Australia, Pty Ltd. All material intercompany accounts and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2000, the Company did not have any cash equivalents.

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

ADVERTISING EXPENSES - The Company expenses advertising costs as incurred. Total advertising costs charged to expense for the years ended December 31, 2000 and 1999 amounted to approximately $204,713 and $186,575, respectively.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
================================================================================


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

NET INCOME PER SHARE - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 2000 and 1999, have been calculated in accordance with SFAS No. 128. Potential common shares are included if dilutive.

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

Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts, [i.e. increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds should be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. At December 31, 2000 and 1999, all outstanding options and warrants were anti-dilutive for earning per share calculations.

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

PATENTS - Patent costs are incurred in connection with obtaining certain patents and filing of related patent applications. Patent amortization expense amounted to $20,000 and $33,750 for the years ended December 31, 2000 and 1999, respectively. Amortization is calculated on a straight-line basis over the patents estimated useful life.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
================================================================================


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to current year's financial statement presentation.

[3] SIGNIFICANT RISKS AND UNCERTAINTIES

[A] CONCENTRATIONS OF CREDIT RISK - The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. At December 31, 2000, the Company did not have any amounts in a financial institution that is subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure is limited. The Company performs ongoing credit evaluations of its customers but does not require collateral as a condition of service.

[B] OTHER CONCENTRATION - All of the Company's sales from Internet software licensing is from outside the United States. These sales however are not subject to currency fluctuations as payment is made in U.S. dollars. In fiscal 2000 and 1999, the Company had a portion of its revenues from several customers totaling $1,297,500 and $575,000 which is approximately 55% and 68% of total revenues, respectively.

                                                             Revenues
                                                            Year Ended
                                                           December 31,
                                                   -----------------------------
CUSTOMERS                                             2000               1999
                                                   ----------         ----------
Customer A (Software Sales)                        $       --         $  250,000
Customer B (Software Sales)                                --            190,000
Customer C (Software Sales)                                --             50,000
Customer D (Software Sales)                                --             85,000
Customer E (Software Sales)                           250,000                 --
Customer F (Software Sales)                           250,000                 --
Customer G (Software Sales)                           250,000                 --
Customer H (Software Sales)                           250,000                 --
Customer I (Software Sales)                           200,000                 --
Customer J (Software Sales)                            97,500                 --
                                                   ----------         ----------

    TOTALS                                         $1,297,500         $  575,000
                                                   ==========         ==========

GEOGRAPHIC INFORMATION

Australia (Pacific Region)                         $  750,000         $       --
Caribbean                                              97,500            575,000
Central American                                      250,000                 --
United States                                         200,000                 --
                                                   ----------         ----------

    TOTALS                                         $1,297,500         $  575,000
                                                   ==========         ==========

The Company purchases software from two vendors. Management believes that there is no business vulnerability regarding this concentration of purchases from the vendor as the software is available from other sources.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
================================================================================


[4] REALIZED LOSS ON INVESTMENTS IN EQUITY SECURITIES [CONTINUED]

During the year ended December 31, 2000, the Company recorded a realized loss of investments totaling $4,637,000 related to 500,000 shares of Atlantic Internet preferred stock and 530,000 shares of Cybergames, Inc., common stock. As of December 31, 1999, $1,474,500 comprehensive loss was deemed to be an "other than temporary" loss and was included with the realized loss recorded in the year ended December 31, 2000.

Gross proceeds from the sale of available for sale securities was $872,362 for the year ended December 31, 1999.

[5] PROPERTY AND EQUIPMENT

The following details the composition of property and equipment:

                                                            Accumulated
                                                 Cost       Depreciation        Net
                                             ------------   ------------   ------------
Computer Hardware                            $    564,090   $    343,305   $    220,786
Equipment, Office Fixtures and Furnishings        111,570         48,657         62,914
Leasehold Improvements                             24,763         10,470         14,293
                                             ------------   ------------   ------------

    TOTALS                                   $    700,423   $    402,432   $    297,993
                                             ============   ============   ============

Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $212,164 and $112,206, respectively.

[6] CONVERTIBLE NOTES PAYABLE - RELATED PARTY

At December 31, 2000, the Company had a $2,896,265 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. Terms of the agreement provide for the Company to repay all principal outstanding and related interest in a single payment on December 31, 2000. At December 31, 2000, the Company had not repaid the outstanding principal balance and interest and was in technical default of the note payable agreement. Default provisions of the agreement provide for the rate of interest on outstanding principal balances to increase from 12% to 15% until paid in full. The notes payable are secured by substantially all assets of the Company. The Company is conducting negotiations to have all or part of the principal balance converted into equity of the Company. For the years ended December 31, 2000 and 1999, the Company recorded interest expense of approximately $203,000 and $30,000, respectively.

[7] ADVANCES - RELATED PARTIES

The Company entered into a note payable agreement with a officer of the Company for $288,350. At December 31, 2000, the Company had a balance of $122,350 outstanding under this agreement. The agreement does not state formal repayment terms or stated interest on outstanding balance.

For the years ended December 31, 2000 and 1999, the Company recorded interest expense of approximately $7,500 and $-0-, respectively.

[8] NOTES PAYABLE

As of December 31, 2000, the Company had advances of $113,768 outstanding in connection with a trade acceptance draft program.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
================================================================================


[8] NOTES PAYABLE [CONTINUED]

In fiscal 2000, the Company borrowed $100,000 from customer of the Company. Terms of the note payable provide for a maturity date of August 2001. The outstanding principal balance is subject to 8.0% interest. At December 31, 2000, the Company had a $95,000 principal balance outstanding.

[9] CAPITAL AND OPERATING LEASES OBLIGATIONS

CAPITAL LEASES - The Company is the lessee of office equipment under capital leases expiring in various years through December 2002. The various leases are collateralized by the related assets. The assets and liabilities under capital leases are recorded at the present value of the net future minimum lease payments. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases totaled $85,909 and $54,869 for the years ended December 31, 2000 and 1999, respectively.

Following is a summary of property held under capital leases:

Office Equipment                                  $  283,518
Less: Accumulated Amortization                       142,773
                                                  ----------

TOTAL                                             $  140,745
                                                  ==========

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

2001                                              $  138,553
2002                                                  36,788
Thereafter                                                --
                                                  ----------

Net Minimum Lease Payments                           175,341
Less:  Amount Representing Interest                   25,667
                                                  ----------

Present Value of Net Minimum Lease Payments          149,674
Less:  Current Portion                                34,878
                                                  ----------

    LONG-TERM PORTION                             $  114,796
                                                  ==========

OPERATING LEASES - The Company leases office space and equipment under operating leases expiring through September 2005, and has a $23,186 security deposit with its landlord. The lease grants an option for renewal for an additional 5 years.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000.

 Year Ending                                       Operating
 December 31,                                       Leases
 ------------                                     ----------
    2001                                          $  242,931
    2002                                             234,531
    2003                                             189,783
    2004                                             156,783
    Thereafter                                       120,366
                                                  ----------

    TOTAL                                         $  944,394
                                                  ==========

Rent expense for the years ended December 31, 2000 and 1999 was $190,706 and $141,121, respectively.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
================================================================================


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

On July 1, 1999, the Company's largest institutional stockholder, HCI, a South African corporation acquired approximately 575,000 shares of the Company's common stock from Norman J. Hoskin, the Company's Chairman of the Board of Directors. Hoskin Consolidated Investments, Ltd. were also granted an options over the remaining shares of Mr. Hoskin. Mr. Hoskin has resigned his positions as Chairman and Secretary/Treasurer and will limit his activities as a consultant to the Company due to his health. With its purchase, HCI share holdings increases to 2,161,935 shares or approximately 16% of total shares outstanding.

In the third quarter of 1999, 52,500 shares of the common stock, with a fair value of approximately $105,000, were issued in lieu of expenses paid on behalf of the Company.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
================================================================================

[11] CAPITAL STOCK [CONTINUED]

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

In fiscal 2000, HCI acquired 9,000 shares of the Company's convertible preferred stock from the Shaar Fund.

During fiscal 2000, the Company issued 375,000 shares of its common stock in connection for consulting services rendered in obtaining and negotiating convertible debt financing. The value of the 375,000 shares was based on the market value per common share of approximately $2.00 at the date of issuance. Accordingly, the Company recorded an expense of $750,000 for the year ended December 31, 2000 associated with these consulting services [See Note 6].

In February 2000, the Company issued 100,000 shares of its common stock in exchange for a $150,000 investment [fair value of common stock at date of issuance] from an individual investor.

In March 2000, the Company issued 100,000 shares of its common stock in connection with a $100,000 investment by a customer of the Company.

In April 2000, the Company issued 25,000 shares of its common stock in exchange for consulting services which have been recorded as a $25,000 expense in fiscal 2000.

[12] DISCONTINUED OPERATIONS

Operating results of EmiNet Domain are included in discontinued operations in the statement of operations for the year ended December 31, 1999.

[13] PROVISION FOR INCOME TAXES

Income tax [benefit] expense from continuing operations consists of the following:

                                                             December 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
Current:
    Federal                                          $         --   $         --
    State                                                      --             --
                                                     ------------   ------------

    Total Current                                              --             --
                                                     ------------   ------------

Deferred:
    Federal                                                    --             --
    State                                                      --             --
                                                     ------------   ------------

    Total Deferred                                             --             --
                                                     ------------   ------------

    TAX EXPENSE [BENEFIT] - CONTINUING OPERATIONS    $         --   $         --
                                                     ============   ============

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
================================================================================


[13] PROVISION FOR INCOME TAXES [CONTINUED]

Income tax from continuing operations at the federal statutory rate reconciled to the Company's effective rate is as follows:
                                                            December 31,
                                                        --------------------
                                                         2000         1999
                                                        -------      -------

Federal Statutory Rate                                   34.0%         34.0%
State Income Taxes                                        6.0           2.0
Non-Deductible Expenses and NOL Valuation Allowance     (40.00)       (36.0)
                                                        -------      -------

    EFFECTIVE RATE                                          --%          --%
                                                        =======      =======

At December 31, 2000, the Company had approximately $15,500,000 of operating tax loss carryforwards expiring in 2012 through 2020.

The Company's valuation allowance increased by approximately $3,200,000 for the year ended December 31, 2000.

[14] COMMITMENTS AND CONTINGENCIES

LITIGATION - The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows. The Company is currently being in litigation with several a previous creditors for past amounts outstanding owing.

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

                                                                Weighted-
                                                                Average
                                                                Exercise
                                                    Shares       Price
                                                   ---------    ---------

Outstanding at December 31, 1998                     963,000    $    3.83
                                                   ---------    ---------
Exercisable at December 31, 1998                     963,000         3.83
Granted                                              636,000         2.25
Exercised                                                 --           --
Canceled                                                  --           --
                                                   ---------    ---------

Outstanding at December 31, 1999                   1,599,000         2.25
                                                   ---------    ---------
Exercisable at December 31, 1999                   1,599,000         2.25
Granted                                                   --           --
Exercised                                                 --           --
Canceled                                                  --           --
                                                   ---------    ---------

    OUTSTANDING AT DECEMBER 31, 2000               1,599,000         2.25
                                                   ---------    ---------

    EXERCISABLE AT DECEMBER 31, 2000               1,599,000         2.25
                                                   ---------    ---------

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
================================================================================


[15] INCENTIVE STOCK OPTION PLAN [CONTINUED]

The following table summarizes information about stock options at December 31, 2000:

                                 Outstanding Stock Options                    Exercisable
                             ----------------------------------               Stock Options
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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price of certain options issued was the market price at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans for fiscal year 2000 and 1999.

The Black-Scholes option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The weighted average fair value of stock options granted to employees is estimated during 1999. No options or warrants were issued to employees during the year ended December 31, 2000. Accordingly, no pro forma information is provided for the year ended December 31, 2000.

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

                                                       December 31,
                                                           1999
                                                       ------------

Risk-Free Interest Rate                                    5.9%
Expected Life                                            4 years
Expected Volatility                                      162.1%
Expected Dividends                                          --%

The pro forma amounts are indicated below:

                                                       Years Ended
                                                       December 31,
                                                           1999
                                                       ------------
Net [Loss] - Continuing Operations:
    As Reported                                        $ (7,418,680)
    Pro Forma                                          $ (9,326,680)

Basic Net [Loss] Per Share of Common Stock -
  Continuing Operations:
    As Reported                                        $       (.59)
    Pro Forma                                          $       (.74)

Diluted Net [Loss] Per Share of Common Stock -
  Continuing Operations:
    As Reported                                        $       (.59)
    Pro Forma                                          $       (.74)

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
================================================================================


[16] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission ["SEC"] issued Staff Accounting Bulletin ["SAB"] 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." The SEC has issued SAB 101B, "Amendment:
Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until the Company's fourth quarter of 2000. The Company's adoption of SAB 101 did not have a material impact on the financial position or results of operations of the Company.

[17] GOING CONCERN

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

Based on management's plans, cash flow projections, and a firm commitment from HCI to fund future operations it appears that the Company will continue to operate on a going concern basis in the near future [See Note 6].

[18] SUBSEQUENT EVENTS

In March 2001, the Company entered into a licensing and distribution agreement with an Australian based company to distribute the Company's software in the Asia Pacific region.

In the first quarter of fiscal 2001, the Company was advanced an additional $1,000,000 in financing from HCI.

As of March 2001, HCI was in the process of converting its 9,000 shares of the Company's preferred stock into common stock of the Company.

                               . . . . . . . . . .

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ONLINE GAMING SYSTEMS, LTD.

Dated: April 12, 2001                      /s/ LAWRENCE P. TOMBARI
                                           ---------------------------------
                                           Lawrence P.Tombari
                                           Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                        Title                        Date
        ---------                        -----                        ----

/s/ JOHN COPELYN                 Chairman of the Board           April 12, 2001
--------------------------
John Copelyn


/s/ PETER LAWSON                 Senior Vice President           April 12, 2001
--------------------------
Peter Lawson


/s/ MARTIN V. MCCARTHY           Director                        April 12, 2001
--------------------------
Martin V. McCarthy


/s/ MARCEL GOLDING               Director                        April 12, 2001
--------------------------
Marcel Golding