Form 10QSB
period 2001-03-31
ONLINE GAMING SYSTEMS INC
filed 2001-05-14
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001
                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from _____________ to _______________

                         Commission File Number: 0-27256
                         -------------------------------

                           ONLINE GAMING SYSTEMS, LTD.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                           65-0512785
        (State or other jurisdiction of (I.R.S. Employer Identification number) incorporation or organization)

              3225 McLeod Drive 1st Floor, Las Vegas, Nevada 89121
                    (Address of principal executive offices)

Registrant's telephone no., including area code:   (702) 836-3042

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ X ]   NO [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                         Outstanding as of May 14, 2001
------------------------------        ------------------------------
Common Stock, $.001 par value                    15,169,180

                                TABLE OF CONTENTS


Heading                                                                     Page


                         PART 1. - FINANCIAL INFORMATION

Item 1.   Financial Statements.................................................2

          Consolidated Balance Sheet - March 31, 2001 (Unaudited)............3-4

          Consolidated Statement of  Income-Three Months Ended March
          31, 2001 and 2000 (Unaudited)........................................5

          Consolidated Statement of Cash Flows - Three Months ended
          March 31, 2001 and 2000 (Unaudited)..................................6

          Notes to Consolidated Financial Statements (Unaudited).............7-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................9


                          PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................10

Item 2.   Changes In Securities...............................................10

Item 3.   Defaults Upon Senior Securities.....................................10

Item 4.   Submission of Matters to a Vote of Securities Holders...............10

Item 5.   Other Information ..................................................10

Item 6.   Exhibits and Reports on Form 8-K....................................10

          Signatures..........................................................11

                                     PART 1

Item 1.           Financial Statements

                  The following unaudited financial Statements for the period ended March 31, 2001, have been prepared by Online Gaming Systems, Ltd. (the "Company") and Subsidiaries.



                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                              Financial Statements

                                 March 31, 2001

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 2001


Assets:
Current Assets:
   Cash                                                               $  418,363
   Other Current Assets                                                   21,049
                                                                      ----------
   Total Current Assets                                                  439,412
                                                                      ----------
Property and Equipment - Net                                             265,441
                                                                      ----------
Equipment under Capitalized Lease - Net                                  118,475
                                                                      ----------
Other Assets                                                             265,003
                                                                      ----------

   Total Assets                                                       $1,088,331
                                                                      ==========



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 2001

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable and Accrued Expenses                           $    795,187
   Notes Payable - Officers                                             187,350
   Convertible Notes Payable - Related Party                          4,199,907
   Note Payable                                                         289,268
   Current Portion of Capital Lease Obligations                         101,810
                                                                   ------------
   Total Current Liabilities                                          5,573,522

Capital Lease Obligations                                                33,282
                                                                   ------------
                                                                      5,606,804
    Total Liabilities

Stockholders' Equity:
   Convertible Preferred Stock - Par Value $.001 Per Share;
     Authorized 10,000,000 Shares, Issued and Outstanding,
     9,000 shares [Liquidation Preference $ 900,000]                          9

   Common Stock - Par Value $.001 Per Share;
     Authorized 100,000,000 Shares, Issued - 15,169,180 Shares           15,169

Additional Paid-in Capital                                           14,862,532

Treasury Stock, 811,767 Common Shares - At Cost                      (1,730,488)

Accumulated [Deficit]                                               (17,665,695)
                                                                   ------------

Total Stockholders' Equity                                           (4,518,473)
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $  1,088,331
                                                                   ============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months ended
                                                            March  31,
                                                 -------------------------------
                                                      2001              2000
                                                 ------------      -------------
Revenue                                          $    225,105      $  1,315,129

Cost of Sales                                           9,058           108,823

Gross Profit                                          216,047         1,206,306
                                                 ------------      ------------
Operating Expenses:
 General and Administrative                           742,435         1,296,286
 Depreciation and Amortization                         59,982            36,518
                                                 ------------      ------------
 Total Operating Expenses                             802,417         1,332,804
                                                 ------------      ------------
 [Loss] from Operations                              (586,370)         (126,498)
                                                 ------------      ------------
Other [Expenses] Income:
 Interest Expense                                    (130,795)           (9,351)
 Debt Settlement                                       78,142               --
                                                 ------------      ------------
 Other [Expenses] Income - Net                        (52,653)           (9,351)
                                                 ------------      ------------
[Loss] from Operations Before
  Income Tax [Benefit] Expense                       (639,023)         (135,849)
Income Tax [Benefit] Expense                             --                --
                                                 ------------      ------------
 [Loss] from Operations                          $   (639,023)     $   (135,849)
                                                 ------------      ------------

 Net [Loss]                                      $   (639,023)     $   (135,849)

 Preferred Stock Dividend in Arrears                   11,250            12,500
                                                 ------------      ------------
 Net [Loss] Available to
 Common Stockholders                             $   (650,273)     $   (148,349)
                                                 ------------      ------------

 Basic and Diluted Net [Loss]
 Per Share of Common Stock                       $      (0.04)     $      (0.01)


 Weighted Average Shares of Common
 Stock Outstanding-Basic and Diluted               14,955,925        13,484,670


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.


                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                          2 0 0 1         2 0 0 0
                                                                        ------------    -----------
Operating Activities:
  [Loss] Income from Continuing Operations                              $  (639,023)   $  (135,849)
  Adjustments to Reconcile Net [Loss] Income to
    Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                            59,982         36,518

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Prepaid Expenses                                                           --            5,834
    Other Assets                                                                688         (5,885)
  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses                                  (354,336)        58,222
                                                                        -----------    -----------
  Net Cash - Continuing Operations                                         (932,689)     (41,160))
                                                                        -----------    -----------
Investing Activities - Continuing Operations:
  Purchase of Patents and Licenses                                         (125,000)          --
  Purchase of Property, Equipment, and Capitalized Software                    --          (22,338)
                                                                        -----------    -----------
Net Cash - Investing Activities                                         $  (125,000)   $   (22,338)
                                                                        -----------    -----------

Financing Activities - Continued Operations:

  Proceeds from Issuance of Common Stock                                       --          250,000
  Proceeds from Sale of Treasury Stock                                       14,062           --
  Increase in Loan Payable to Officer                                        65,000         96,350
  Proceeds from Note Payable - Related Party                              1,303,642           --
  Proceeds from Note Payable                                                125,000           --
  Payment of Lease Payable                                                  (14,581)       (21,740)
  Payment of Note Payable                                                   (50,000)        (5,850)
                                                                        -----------    -----------
  Net Cash - Financing Activities                                         1,443,123        318,760
                                                                        -----------    -----------
[Decrease] Increase in Cash and Cash Equivalents                            385,434        255,262

Cash and Cash Equivalents - Beginning of Period                              32,929       (173,875)
                                                                        -----------    -----------
Cash and Cash Equivalents - End of Period                               $   418,363    $    81,387
                                                                        ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                            $     4,795    $     8,751

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  Conversion of Preferred Stock into Common Stock                       $      --      $       455
  Issuance of Common stock for Cancellation of Preferred Stock          $       500

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

Note 1 -          Basis of Preparation
                  --------------------

                  The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations for the three-month period March 31, 2001, are not necessarily indicative of the results of operations to be reported for the full year ending December 31, 2001. These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the corporation's annual report on form 10-K for the year ended December 31, 2000.


Note 2 -          Major Customers
                  ---------------

                  Income fees derived from customers are evenly concentrated amongst numerous customers.

Note 3 -          Convertible Note Payable - Related Party
                  ----------------------------------------

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

                  During the first quarter of 2001, HCI advanced the Company $1,303,042 in convertible notes and funds, and has stated its intent on continuing the funding of the Company through the balance of the year. During the second quarter of 2001, HCI advanced the Company about $1 million in convertible notes.


Note 4 -          Capital Stock
                  -------------

                  During fiscal 2000, the Company issued 375,000 shares of its common stock in connection for consulting services rendered in obtaining and negotiating convertible debt financing. The value of the 375,000 shares was based on the market value per common share of approximately $2.00 at the date of issuance. Accordingly, the Company recorded an expense of $750,000 for the year ended December 31, 2000 associated with these consulting services.

                  In February 2000, the Company issued 100,000 shares of its common stock in exchange for a $150,000 investment [fair value of common stock at date of issuance] from an individual investor.

                  In March 2000, the Company issued 100,000 shares of its common stock in connection with a $100,000 borrowing obtained from a customer of the Company. The fair value of the common stock issued was approximately $100,000.

                  In April 2000, the Company issued 25,000 shares of its common stock in exchange for consulting services which has been recorded as a $ 25,000 expense in fiscal 2000.

                  In the first quarter 2001 the Company issued 500,000 shares of its common stock to the Shaar fund to repurchase outstanding preferred stock.

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

Note 6 -          Business Agreements
                  -------------------

                  On January 2000, the company entered into an exclusive agreement with Inter Global Fund for the worldwide rights for the sale of its products to Internet based casinos not attached to a land based casino. This agreement was terminated during 2000.

                  On March 30, 2001 the Company executed a formal agreement with Australian On-Line Casino Ltd. (AOC) and Casino Australia On-Line Pty Ltd (CAO), its subsidiary for the licensing and distribution of our products. AOC holds an online casino and bookmaking license from the Australian Territory of Norfolk Island. AOC is seeking to establish itself as a global marketer and supplier of Internet gaming services.

                  Generally, the Company granted to AOC an exclusive license to distribute our software products in the Asia Pacific region, and non-exclusive rights to distribute other products. To retain this exclusivity in this territory, AOC must meet minimum sales thresholds, at recommended sales prices approved by us. We obtained certain non-exclusive rights to distribute new products that CAO creates.

                  The agreement calls for $250,000 in cash, plus ongoing royalties associated with sales revenue, service revenue and hosting revenue. Additionally, the Company will receive an option for 5,000,000 shares of AOC stock. AOC is planning a 50,000,000 share offering to raise $10,000,000 (Australian).

                  The transaction is subject to a number of conditions, including the successful public offering of AOC, and the certification of our ICE software by the appropriate Australian authority. The transaction is expected to be completed during the second or third quarter of this year.

Note 8 -          Subsequent Events
                  -----------------

                  During the first quarter of 2001, HCI provided notice to the Company of its intention to convert its 9,000 shares of preferred stock to common stock, under formula as provided in the Convertible Preferred Stock Sales Agreement. If HCI ultimately converts all of its preferred stock, it will cause significant dilution to the Company's outstanding shares.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Result of Operations
         --------------------

         Three Months Ended March 2001 and 2000
         --------------------------------------

         Net Revenues. The Company's revenues decreased approximately 83% in 2001 over the same period in 2000. Revenues from operations in the first quarter 2001 were $ 225,105 as compared with $ 1,315,129 for the same period in 2000. The decrease in revenues was attributable to a significant decrease in sales of our software products. During the first quarter of 2001, we allocated resources to increased product development, and the moratorium imposed by the government of Australia on new casino licenses (since May 2000) may have also impacted sales of our products.

         Revenue received during the first quarter of 2001 emanated primarily from recurring software royalty fees, and the initial order for our gaming devices.

         Operating Expenses. Operating expenses decreased by 40% or $ 530,387 in the first quarter 2001 over the same period in 2000. The decrease was largely due to cost cutting efforts, expenses related to product development, decreased support staffing and the company relocating its operation to Las Vegas, during the third quarter of 2000.

         Other Income. Included in other income is a final settlement of an amount owed to a advertising vendor for services rendered. The amount paid was $112,500 in full and final settlement of a total amount owing of $190,912. The Company has taken a more aggressive posture in managing and resolving its accounts payable, and anticipates future settlements on past outstanding amounts.

         Liquidity and Capital Resources
         -------------------------------

         Cash and cash equivalents totaled $418,363 at March 31, 2001 compared to $81,387 at March 31, 2000. The increase in cash and cash equivalents was due primarily due to funding received from the Company's largest stockholder, HCI of about $1,300,000 offset by negative cash flow from operations. Management believes that cash generated from future operations and continuing participation of HCI and, potentially other investors will be sufficient to satisfy the Company's current anticipated cash requirements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                                     PART II

Item 1.           Legal Proceedings

                  During the first quarter of 2001, we reached mutually satisfactory resolutions involving litigation with Kelley and Kelley Advertising, Inc. and Olshan Grundman Frome Rosenzweig & Wolosky LLP. Subsequent to the first quarter of 2001, we reached mutually satisfactory resolutions involving litigation with Keane, Inc. and Wayne Newton. We issued 225,000 shares of stock to resolve the case with Mr. Newton.

                  The Company recently received notice of a judgement in favor of Actrade, in the amount of $139,062. This judgement was apparently handed down in March of 2000, and relates to a company payable for a trade acceptance draft. The Company intends on reaching a mutually satisfactory arrangement with the plaintiff on this matter.

                  The Company is involved in various other legal proceedings that arise in the normal course of business. We could incur significant legal fees in connection with these matters but based on currently available information, the resolutions of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations.


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


Date:  May 14, 2001
                             Online Gaming Systems, Ltd.


                             By: /s/ Gary Ramos
                                 ----------------------------
                                     (Signature)
                                 Gary Ramos, President / Chief Executive Officer


                             By: /s/ Lawrence P. Tombari
                                 ----------------------------
                                     (Signature)
                                 Lawrence P. Tombari , Chief Financial Officer


11