Form 10QSB
period 2001-06-30
ONLINE GAMING SYSTEMS INC
filed 2001-08-14
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

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
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification number)

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

YES  [ X ]   NO   [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding as of August  14 , 2001
  -----------------------------             -----------------------------------
  Common Stock, $.001 par value                       34,296,268

                               Page 1 of 15 Pages

                                TABLE OF CONTENTS


Heading                                                                     Page
-------                                                                     ----

                         PART 1. - FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................        3

         Consolidated Balance Sheet - June 30, 2001 (Unaudited)........      4-5

         Consolidated Statement of  Operations - Six  Months Ended
         June 30, 2001 (Unaudited).....................................        6

         Consolidated Statement of Cash Flows - Three Months ended
         June 30, 2001 (Unaudited) ....................................        7

         Consolidated Statement of  Cash Flows - Six Months ended
         June 30, 2001 (Unaudited).....................................        8

         Notes to Consolidated Financial Statements (Unaudited)........     9-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    12-13


                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings ............................................       14

Item 2.  Changes In Securities.........................................       15

Item 3.  Defaults Upon Senior Securities...............................       15

Item 4.  Submission of Matters to a Vote of Securities Holders ........       15

Item 5.  Other Information ............................................       15

Item 6.  Exhibits and Reports on Form 8-K..............................       15

         Signatures....................................................       15

                               Page 2 of 15 Pages

                                     PART 1


Item 1.  Financial Statements

         The following unaudited financial Statements for the period ended June 30, 2001, have been prepared by Online Gaming Systems, Ltd. (the "Company") and Subsidiaries.


                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                                 Financial Statements

                                 June 30, 2001





                               Page 3 of 15 Pages

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               AS OF JUNE 30, 2001


Assets:
Current Assets:
    Cash                                                            $     5,880
    Other Current Assets                                                 20,855
                                                                    -----------

    Total Current Assets                                                 26,735
                                                                    -----------

Property and Equipment - Net                                            236,308

Equipment under Capitalized Lease - Net                                  96,205

Other Assets                                                            272,536
                                                                    -----------

    Total Assets                                                    $   631,784
                                                                    ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.



                               Page 4 of 15 Pages

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               AS OF JUNE 30, 2001

Liabilities and Stockholders' Equity:
Current Liabilities:
    Accounts Payable and Accrued Expenses                                     $     688,579
    Notes Payable - Officers                                                        206,104
    Note Payable                                                                    151,268
    Convertible Notes Payable - Related Party                                     5,189,907
    Current Portion of Capital Lease Obligations                                     89,785
                                                                              -------------
    Total Current Liabilities                                                     6,325,643

Capital Lease Obligations                                                             1,423

Commitment and Contingencies                                                             --
                                                                              -------------
Total Liabilities                                                                 6,327,066


Stockholders' Equity:

Convertible Preferred Stock --Par Value $.001 Per Share;
    Authorized 10,000,000 Shares, None Issue or Outstanding                              --

Common Stock - Par Value $.001 Per Share;
Authorized 100,000,000 Shares, Issued - 34,004,602 Shares                            34,004


Additional Paid-in Capital                                                       15,043,706

Treasury Stock, 811,767 Common Shares - At Cost                                  (1,730,485)
Accumulated [Deficit]                                                           (19,042,507)
                                                                              -------------
Total Stockholders' Equity                                                       (5,695,282)
                                                                              -------------
Total Liabilities and Stockholders' Equity                                    $     631,784
                                                                              =============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.


                               Page 5 of 15 Pages

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            Three Months ended                  Six Months ended
                                                                  June 30,                          June 30,
                                                      ------------------------------    ------------------------------
                                                           2001             2000             2001              2000
                                                      -------------    -------------    -------------    -------------
Revenue                                               $     272,033    $     611,596    $     497,138    $   1,927,085

Cost of Sales                                                 8,084           36,802           17,141          145,985
                                                      -------------    -------------    -------------    -------------
Gross Profit                                                263,949          574,794          479,997        1,781,100
                                                      -------------    -------------    -------------    -------------
Operating Expenses:
    General and Administrative                            1,140,288          949,236        1,882,724        2,245,522
    Depreciation and Amortization                            65,753           58,763          125,735           95,281
                                                      -------------    -------------    -------------    -------------
    Total Operating Expenses                              1,206,041        1,007,999        2,008,459        2,340,803
                                                      -------------    -------------    -------------    -------------
    [Loss] from Operations                                 (942,092)        (433,205)      (1,528,462)        (559,703)
                                                      -------------    -------------    -------------    -------------
Other [Expenses] Income:
    Interest Expense                                       (156,187)         (12,140)        (286,982)         (21,491)
    Settlement of debt                                     (200,000)                         (200,000)
    Other Income [Expense]                                  (78,500)      (1,200,000)            (358)      (1,200,000)
                                                      -------------    -------------    -------------    -------------
    Other [Expenses] Income - Net                          (434,687)      (1,212,140)        (487,340)      (1,221,491)
                                                      -------------    -------------    -------------    -------------
[Loss] from Operations Before
    Income Tax [Benefit] Expense                         (1,376,779)      (1,645,345)      (2,015,802)      (1,781,194)

Income Tax [Benefit] Expense                                     --               --               --               --
                                                      -------------    -------------    -------------    -------------
    [Loss] from Operations                               (1,376,779)      (1,645,345)      (2,015,802)      (1,781,194)
                                                      -------------    -------------    -------------    -------------

    Net [Loss]                                           (1,376,779)      (1,645,345)      (2,015,802)      (1,781,194)

Comprehensive Gain:
    Unrealized Holding [Loss]
    arising during period                                        --         (132,500)              --         (132,500)
                                                      -------------    -------------    -------------    -------------
    Total Comprehensive [Loss]                        $  (1,376,779)   $  (1,778,845)   $  (2,015,802)   $  (1,913,694)
                                                      =============    =============    =============    =============

    Net [Loss]                                        $  (1,376,779)   $  (1,645,345)   $  (2,015,802)   $  (1,781,194)

    Preferred Stock Dividend in Arrears                      11,250           12,500           22,500           25,000
                                                      -------------    -------------    -------------    -------------
    Net [Loss] Available to
    Common Stockholders                               $  (1,388,029)   $  (1,657,845)   $  (2,038,302)   $  (1,806,194)
                                                      -------------    -------------    -------------    -------------
    Basic and Diluted Net [Loss] Income
    Per Share of Common Stock                         $       (0.07)   $       (0.12)   $       (0.12)   $       (0.13)

    Weighted Average Shares of Common
    Stock Outstanding-Basic and Diluted                  18,666,227       14,096,360       16,811,076       14,003,112


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                               Page 6 of 15 Pages


                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                  ------------------------------
                                                                                       2001            2000
                                                                                  -------------    -------------
Operating Activities:
    [Loss] Income from Continuing Operations                                      $  (1,376,779)   $  (1,645,345)
    Adjustments to Reconcile Net [Loss] Income to
      Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                                                      65,753           58,763
      Issuance of Common Stock in exchange for cancellation of indebtness               200,000               --
      Regulated Loss on Carrying Value of Investments                                                  1,200,000

    Changes in Assets and Liabilities:
      [Increase] Decrease in:
        Prepaid Expenses                                                                     --             (644)
        Other Assets                                                                    (12,500)         (12,231)

      Increase [Decrease] in:
        Accounts Payable and Accrued Expenses                                          (115,825)         (43,263)
                                                                                  -------------    -------------
      Net Cash - Continuing Operations                                               (1,239,351)        (442,720)
                                                                                  -------------    -------------
Financing Activities - Continued Operations:
    Increase in Loan Payable to Officer                                                  18,754           16,000
    Proceeds from Note Payable - Related Party                                          990,000          450,000
    Payment of Note Payable                                                            (138,000)
    Payment of Lease Payable                                                            (43,886)         (20,118)
                                                                                  -------------    -------------
    Net Cash - Financing Activities                                                     826,868          445,882
                                                                                  -------------    -------------
[Decrease] Increase in Cash and Cash Equivalents                                       (412,483)           3,162

Cash and Cash Equivalents - Beginning of Period                                         418,363           81,387
                                                                                  -------------    -------------
Cash and Cash Equivalents - End of Period                                         $       5,880    $      84,549
                                                                                  =============    =============

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the years for:
      Interest                                                                    $      12,687    $      12,141

Supplemental Schedule of Non-Cash Investing and Financing Activities:
    Issuance of 225,000 common stock in exchange for cancellation of indebtness
    Conversion of preferred stock into common stock                               $      18,610    $          --



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.


                               Page 7 of 15 Pages


                                    ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                         ------------------------------
                                                                                              2001              2000
                                                                                         -------------    -------------
Operating Activities:
    [Loss] Income from Continuing Operations                                             $  (2,015,802)   $  (1,781,194)
    Adjustments to Reconcile Net [Loss] Income to
      Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                                                            125,735           95,281
      Issuance of common stock in exchange for cancellation of indebtedness                    200,000               --
      Realized Loss on Carrying Value of Investments                                                --        1,200,000

    Changes in Assets and Liabilities:
      [Increase] Decrease in:
        Prepaid Expenses                                                                            --            5,190
        Other Assets                                                                           (11,846)         (18,116)

      Increase [Decrease] in:
        Accounts Payable and Accrued Expenses                                                 (475,627)          14,959
                                                                                         -------------    -------------
      Net Cash - Continuing Operations                                                      (2,177,540)        (483,880)
                                                                                         -------------    -------------

Investing Activities - Continuing Operations:
    Purchase of Property, Equipment, and Capitalized Software                                       --          (22,338)
    Purchase of Patents and Licenses                                                          (125,000)              --
                                                                                         -------------    -------------
    Net Cash - Investing Activities - Continuing Operations -                            $    (125,000)   $     (22,338)
                                                                                         -------------    -------------
Financing Activities - Continuing Operations:
    Proceeds from Issuance of Common Stock                                                          --          250,000
    Proceeds from sale of Treasury Stock                                                        14,062               --
    Increase in Loan Payable to Officer                                                         83,754          112,350
    Proceeds from Note Payable - Related Party                                               2,293,642               --
    Proceeds from Note Payable                                                                 125,000               --
    Payment of Notes Payable                                                                  (182,500)          (5,850)
    Payment of Lease Payable                                                                   (58,467)         (41,858)
    Proceeds from Short Term Borrowings                                                             --          450,000
                                                                                         -------------    -------------
    Net Cash - Financing Activities                                                          2,275,491          764,642
                                                                                         -------------    -------------
Net Increase [Decrease] in Cash and Cash Equivalents                                           (27,049)         258,424

Cash and Cash Equivalents - Beginning of Period                                                 32,929         (173,875)
                                                                                         -------------    -------------
Cash and Cash Equivalents - End of Period                                                $       5,880    $      84,549
                                                                                         =============    =============
Supplemental Disclosures of Cash Flow Information:
    Cash paid during the years for:
      Interest                                                                           $      17,482    $      21,491

Supplemental Schedule of Non-Cash Investing and Financing Activities:
    Conversion of Preferred Stock into Common Stock                                      $      19,110    $         455
    Issuance of 225,000 common stock in exchange for cancellation of indebtedness



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                               Page 8 of 15 Pages

                  ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


Note 1 - Basis of Preparation
         --------------------

         The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results of operations to be reported for the full year ending December 31, 2001. These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the corporation's annual report on form 10-K for the year ended December 31, 2000.


Note 2 - Major Customers
         ---------------

         Income fees derived from customers are evenly concentrated amongst numerous customers.


Note 3 - Convertible Note Payable - Related Party
         ----------------------------------------

         The Company's operating shortfalls have largely been funded via its largest shareholder, Hosken Consolidated Investment Limited (HCI). HCI is a South Africa - based investment holding company that focuses its activities in telecommunications and information technology, media and broadcasting, interactive gaming and entertainment and financial services. During 2000, HCI funded the Company $2,335,000 in the form of convertible notes. These notes bear an interest rate of 12 percent, have a maturity date of December 31, 2000 and are collateralized by substantially all of the assets of the Company . At December 31, 2000 the company had not repaid the outstanding principal balance and interest and was in technical default of the note payable agreement. HCI has informed the Company that it plans to convert the notes into equity at a future date, at a price to be determined.

         During the first quarter of 2001, HCI advanced the Company $1,303,042 in convertible notes and funds, and has stated its intent on continuing the funding of the Company through the balance of the year. During the second quarter of 2001, HCI advanced the company $ 990,000 in convertible notes.

         Subsequent to the second quarter of 2001, HCI has advanced the Company about $995,000 in convertible notes and funds.


                               Page 9 of 15 Pages

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

         During the second quarter of 2001, the Company issued 225,000 shares of common stock in satisfaction of indebtedness to Wayne Newton, who was previously employed as a promotional consultant by the Company.

         During the second quarter of 2001 HCI converted its 9,000 shares of preferred to common stock, under formula as provided in the Convertible Preferred Stock Sales Agreement. The preferred stock converted to 18,610,422 of common stock, which was issued to affiliates of HCI. HCI and its affiliates own 21,799,857 shares, or about 64 percent of the outstanding stock of the Company. The Company has now retired all of its preferred stock.


Note 5 - Per Share Data
         --------------

         Per share basic data are based on the weighted average number of common shares outstanding during the respective periods. The diluted net income per share is based upon the common stock outstanding during the period and the effect of all dilutive potential common shares outstanding. The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share.

                               Page 10 of 15 Pages

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

         The transaction is subject to a number of conditions, including the successful public offering of AOC, and the certification of our ICE software by the appropriate Australian authority. The transaction is expected to be completed during the third or fourth quarter of this year.

         During the second quarter of 2001 the Company announced its joint venture with Station Casinos, Inc., formed to develop the technology for the remote play "eSlot" product which is licensed to Gamecast Live, a Station Casinos subsidiary. In exchange for a 22.5 percent interest in the joint venture, the Company is contributing certain assets, including intellectual property and services.


Note 7 - Subsequent Events
         -----------------

         In July 2001, the Company reached agreement with Actrade Capital, Inc. for an amount of $75,000 in exchange for a remaining loan balance of $113,000. During the second quarter of 2001, the Company received notice of a judgement awarded to the plaintiff in the amount of $139,062.

         During the third quarter of 2001, certain executive management personnel purchased a total of 291,666 shares of common stock from the Company at a price of $.06 per share.

                               Page 11 of 15 Pages

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -------------

         Result of Operations
         --------------------

         Three Months Ended June 30, 2001 and 2000
         -----------------------------------------

         Net Revenues. The Company's revenues decreased approximately 55% in 2001 over the same period in 2000. Revenues from operations in the second quarter 2001 were $272,033 as compared with $611,596 for the same period in 2000. The decrease in revenues was the result of fewer sales of its products during the quarter, and the installment nature of the sales. We believe that the market for our products is evolving to established land-based gaming operators, many of whom are waiting for the legal and regulatory environment to become more clear. Additionally, the moratorium imposed by the government of Australia on new casino licenses may have also adversely impacted sales of our products.

         Operating Expenses. Operating expenses increased by 20% or $198,042 in the second quarter 2001 over the same period in 2000. The increase was largely due to the Company allocating additional resources to product development, with consideration to the evolving market described above.

         Other Expenses. Other expenses decreased by 64 percent, or $777,453 in the second quarter of 2001 compared to the prior year quarter. Included in other expense is a settlement of a $200,000 prior debt. 225,000 shares of the company common stock was issued in exchange for cancellation of the debt. Also included in other expense is a refund of $78,500 to a customer for a prior sale. In 2000, other expense included the writeoff of an investment from a sale of a former subsidiary.

         Six Months Ended June 30, 2001 and 2000
         ---------------------------------------

         Net Revenues. The Company's revenues decreased approximately 74% in 2001 over the same period in 2000. Revenues from operations for the six months ended June 30, 2001 were $497,138, as compared with $1,927,085 for the same period in 2000. The decrease in revenues was attributable to a significant decrease in sales of our software products. Most of the revenue during the first six months of 2001 emanated from recurring software royalty fees, and the initial order for our gaming devices. During the first six months of 2000, most of the revenue emanated from the sales of our software products. The moratorium imposed on new Internet casinos in Australia during 2000 partially accounted for the decrease in sales.

                               Page 12 of 15 Pages

         We believe that future revenue will likely emanate more from traditional land-based gaming operators who are entering the Internet Gaming business, as opposed to the Internet gaming companies who have been the major customers over the past few years. Many of the land-based operators appear to be taking a cautious approach upon entering the Internet gaming market, waiting for the legal and regulatory framework to become apparent. Accordingly, we expect fewer sales of our software products for the foreseeable future, but to more significant customers demand robust, managed solutions.


         Operating Expenses. Operating expenses decreased by 14% or $332,334 for the six months ended June 30, 2001 over the same period in 2000. The decrease was largely due to cost cutting efforts, decreased support staffing and the Company relocating and consolidating certain of its operations to Las Vegas during the third quarter of 2000. These decreases were partially offset by additional resources allocated to further development of our software products.

         Other Income. Included in other income is a final settlement of an amount owed to a advertising vendor for services rendered. The amount paid was $112,500 in full and final settlement of a total amount owing of $190,912. The Company has taken a more aggressive posture in managing and resolving its accounts payable, and anticipates future settlements on past outstanding amounts.

         Other Expense. Included in other expense is a settlement of a $200,000 prior debt. During the second quarter of 2001, the Company issued 225,000 shares of common stock in exchange for cancellation of the debt. Also included in other expense is a partial refund of $78,500 to a customer for a prior sale made in 2000.

         Liquidity and Capital Resources
         -------------------------------

         Cash and cash equivalents totaled $5,880 at June 30, 2001 compared to $614,459 at June 30, 2000. The decrease in cash and cash equivalents was due primarily to negative cash flow from operations. Management believes that cash generated from future operations and continuing participation of HCI will be sufficient to satisfy the Company's current anticipated cash requirements.

         The matters discussed in Management's Discussion and Analysis and throughout this report that are forward-looking statements are based on current management expectations that involve risk and uncertainties. Potential risks and uncertainties include, without limitation; the impact of economic conditions generally and in the industry for Internet gaming products and services; dependence on key customers; continued competitive and pricing pressures in the industry; open-sourcing of products; rapid product improvement and technological change; capital and financing availability; and other risks set forth herein.

                               Page 13 of 15 Pages

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                                     PART II

Item 1.  Legal Proceedings

         During the first quarter of 2001, we reached mutually satisfactory resolutions involving litigation with Kelley and Kelley Advertising, Inc. and Olshan Grundman Frome Rosenzweig & Wolosky LLP.

         During the second quarter of 2001, we reached mutually satisfactory resolutions involving litigation with Keane, Inc. and Wayne Newton. To settle the action with Newton, we issued 225,000 shares of common stock.

         The Company recently received notice of a judgement in favor of Actrade Capital Inc., in the amount of $139,062. This judgement was handed down in March of 2000, and relates to a company payable for a trade acceptance draft. Subsequent to the second quarter of 2001, the Company reached a mutually satisfactory arrangement with the plaintiff on this matter.

         During the second quarter of 2001, the Company engaged in mediation proceedings with Home Broadband Network, Inc. During 1998, we acquired the assets of Axxsys International in exchange for 200,000 shares of stock. Axxsys and its affiliates filed suit subsequently against Atlantic International Entertainment seeking injunctive relief based on numerous allegations, the essence of which was that the 200,000 shares of Atlantic common stock was not adequate consideration for the transfer of the Axxsys assets. Axxsys now does business as Home Broadband Network. The Company was formerly Atlantic International Entertainment. The mediation effort was not successful, and a non-jury trial will be scheduled sometime between August 27 and October 5 of this year.

         The Company has sued a former employee (Cobrero) for failure to perform duties and for inducing the Company to pay him for software he did not deliver. The employee has countersued, seeking approximately $30,000 in medical expenses, with the Company failing to provide "COBRA" notice. This case will be scheduled for a non-jury trial during the first quarter of 2002.

         During the second quarter of 2001 a former employee (Iamunno) threatened to bring suit against the Company for repayment of loans totaling about $134,000, as provided for in his termination letter with the Company. The petitioner also asserts he is owed monies regarding a previous acquisition made by the Company. The Company has counter-demanded set-off expenses, and damages related to his conduct during and after his employment with the Company. The arbitration is schedule for August 21, 2001.

         The Company is involved in various other legal proceedings that arise in the normal course of business. We could incur significant legal fees in connection with these matters but based on currently available

                               Page 14 of 15 Pages
         information, the resolutions of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations.

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


                                            Online Gaming Systems, Ltd.



Date:  August  14, 2001                     By: /s/ GARY RAMOS
                                               ---------------------------------
                                                         (Signature)
                                               Gary Ramos
                                               President/Chief Executive Officer


                                            By: /s/ LAWRENCE P. TOMBARI
                                               ---------------------------------
                                                        (Signature)
                                               Lawrence P. Tombari
                                               Chief Financial Officer


                               Page 15 of 15 Pages