Form 10QSB
period 2001-09-30
ONLINE GAMING SYSTEMS LTD \
filed 2001-11-13
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________.

                         Commission File Number: 0-27256
                                                 -------

                           ONLINE GAMING SYSTEMS, LTD.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                           65-0512785
   (State or other jurisdiction of    (I.R.S. Employer Identification number)
   incorporation or organization)

              3225 McLeod Drive 1st Floor, Las Vegas, Nevada 89121
                    (Address of principal executive offices)

Registrant's telephone no., including area code:   (702) 836 -3042

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ X ]   NO   [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                   Outstanding as of November 9, 2001
      -----------------------------      ----------------------------------
      Common Stock, $.001 par value                  34,296,268

                                TABLE OF CONTENTS


Heading                                                                  Page
-------                                                                  ----


                         PART 1. - FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................1

         Consolidated Balance Sheet - September 30, 2001 (Unaudited).......2-3

         Consolidated Statement of Operations - Nine  Months Ended
         September 30, 2001 and 2000(Unaudited)............................4

         Consolidated Statement of Cash Flows - Three Months ended
         September 30, 2001 and 2000(Unaudited) ...........................5

         Consolidated Statement of  Cash Flows - Nine Months ended
         September 30, 2001 and 2000(Unaudited)............................6

         Notes to Consolidated Financial Statements (Unaudited)............7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................11-13


                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................14

Item 2.  Changes In Securities.............................................14

Item 3.  Defaults Upon Senior Securities...................................14

Item 4.  Submission of Matters to a Vote of Securities Holders ............14

Item 5.  Other Information ................................................14

Item 6.  Exhibits and Reports on Form 8-K..................................15

         Signatures........................................................15

                                     PART 1


Item 1.  Financial Statements

         The following consolidated unaudited financial Statements for the period ended September 30, 2001, have been prepared by Online Gaming Systems, Ltd. (the "Company") and Subsidiaries.



                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                              Financial Statements

                               September 30, 2001

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            AS OF September 30, 2001


Assets:
Current Assets:
   Cash                                                    $ 34,566
   Other Current Assets                                      26,666
                                                           --------

   Total Current Assets                                      61,232
                                                           --------

Property and Equipment - Net                                203,755

Software Development, Net                                    80,548

Equipment under Capitalized Lease - Net                      73,934

Other Assets                                                267,374
                                                           --------


   Total Assets                                            $686,843
                                                           ========


                  The Accompanying Notes are an Integral Part
                   of these Consolidated Financial Statements.

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            AS OF September 30, 2001



Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable and Accrued Expenses                          $    272,467
   Accrued Interest - Related Party                                    629,051
    Notes Payable - Officers                                           213,604
   Note Payable                                                         20,000
   Convertible Notes Payable - Related Party                         6,434,907
   Capital Lease Obligations                                            63,786
                                                                  ------------

   Total Current Liabilities                                         7,633,815


Commitments and Contingencies                                               --




Stockholders' Equity (Deficit):


Convertible Preferred Stock-Par Value  $.001 Per Share;
  Authorized 10,000,000 Shares, None Issue or Outstanding                   --

Common Stock - Par Value $.001 Per Share;
Authorized 100,000,000 Shares, Issued - 34,296,268 Shares               34,296


Additional Paid-in Capital                                          15,060,915

Treasury Stock, 811,767 Common Shares - At Cost                     (1,730,485)
Accumulated [Deficit]                                              (20,311,698)
                                                                  ------------

Total Stockholders' Equity (Deficit)                                (6,946,972)
                                                                  ------------

Total Liabilities and Stockholders' Equity (Deficit)              $    686,843
                                                                  ============


                  The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                             ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                              Three Months ended               Nine Months ended
                                                 September 30,                   September 30,
                                         ----------------------------    ----------------------------
                                             2001            2000            2001            2000
                                         ------------    ------------    ------------    ------------
Revenue                                  $    196,798    $    303,942    $    693,937    $  2,231,027

Cost of Sales                                      --          40,292          17,142         186,277
                                         ------------    ------------    ------------    ------------

Gross Profit                                  196,798         263,650         676,795       2,044,750
                                         ------------    ------------    ------------    ------------

Operating Expenses:
   General and Administrative               1,048,271       1,144,902       2,930,995       3,390,424
   Depreciation and Amortization               59,984          58,764         185,719         154,045
                                         ------------    ------------    ------------    ------------

   Total Operating Expenses                 1,108,255       1,203,666       3,116,714       3,544,469
                                         ------------    ------------    ------------    ------------

   [Loss] from Operations                    (911,457)       (940,016)     (2,439,919)     (1,499,719)
                                         ------------    ------------    ------------    ------------

Other [Expenses] Income:
   Interest Expense                          (174,360)        (13,326)       (461,342)        (34,817)
   Settlement of debt                                                        (200,000)
   Other Income [Expense]                    (183,374)       (265,000)       (183,732)     (1,465,000)
                                         ------------    ------------    ------------    ------------

   Other [Expenses] Income - Net             (357,734)       (278,326)       (845,074)     (1,499,817)
                                         ------------    ------------    ------------    ------------

[Loss] from Operations Before
   Income Tax [Benefit] Expense            (1,269,191)     (1,218,342)     (3,284,993)     (2,999,536)

Income Tax [Benefit] Expense                       --              --              --              --
                                         ------------    ------------    ------------    ------------

   [Loss] from Operations                  (1,269,191)     (1,218,342)     (3,284,993)     (2,999,536)
                                         ------------    ------------    ------------    ------------


   Net [Loss]                              (1,269,191)     (1,218,342)     (3,284,993)     (2,999,536)

Comprehensive Gain:
   Unrealized Holding [Loss]
   arising during period                           --              --              --        (132,500)
                                         ------------    ------------    ------------    ------------

   Total Comprehensive [Loss]            $ (1,269,191)   $ (1,218,342)   $ (3,284,993)   $ (3,132,036)
                                         ============    ============    ------------    ------------

   Net [Loss]                            $ (1,269,191)   $ (1,218,342)   $ (3,284,993)   $ (2,999,536)

   Preferred Stock Dividend in Arrears                         13,263              --          38,263
                                         ------------    ------------    ------------    ------------

   Net [Loss] Available to
   Common Stockholders                   $ (1,269,191)   $ (1,231,605)   $ (3,284,993)   $ (3,037,799)
                                         ------------    ------------    ------------    ------------

   Basic and Diluted Net [Loss] Income
   Per Share of Common Stock             $      (0.04)   $      (0.09)   $      (0.15)   $      (0.22)

   Weighted Average Shares of Common
   Stock Outstanding-Basic and Diluted     33,985,792      14,096,360      22,440,889      14,034,195

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                          ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                     Three Months Ended
                                                                        September 30,
                                                               -------------------------------
                                                                  2001                 2000
                                                               -----------         -----------
Operating Activities:
   [Loss] Income from Operations                               $(1,269,191)        $(1,218,342)
   Adjustments to Reconcile Net [Loss] Income to
     Net Cash [Used for] Operating Activities:
     Depreciation and Amortization                                  59,984              58,764
     Realized Gain on Settlement of Debt                           (38,768)
     Regulated Loss on Carrying Value of Investments                                   265,000


   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Prepaid Expenses
       Other Assets                                                 (5,810)             28,325

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                       212,940             (86,372)
                                                               -----------         -----------

     Net Cash - Operating Activities:                           (1,040,845)           (952,625)
                                                               -----------         -----------

Investing Activities:
   Purchase of Property, Equipment, and Capitalized Software       (80,548)            (43,493)
                                                               -----------         -----------

   Net Cash - Investing Activities                                 (80,548)            (43,493)
                                                               -----------         -----------


 Financing Activities:
   Proceeds from Issuance of Common Stock                           17,500
   Increase in Loan Payable to Officer                               7,500
   Proceeds from Convertible Note Payable                        1,245,000           1,135,000
   Proceeds from Note Payable                                        7,500
   Payment of Note Payable                                        (100,000)
   Payment of Lease Payable                                        (27,421)            (14,711)
                                                               -----------         -----------

   Net Cash - Financing Activities                               1,150,079           1,120,289
                                                               -----------         -----------

[Decrease] Increase in Cash and Cash Equivalents                    28,686             124,171

Cash and Cash Equivalents - Beginning of Period                      5,880              84,549
                                                               -----------         -----------

Cash and Cash Equivalents - End of Period                      $    34,566         $   208,720
                                                               ===========         ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                                  $    19,603         $    13,326

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Page 5 of 17

                                ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                             ------------------------------
                                                                                2001                2000
                                                                             -----------        -----------
Operating Activities:
   [Loss] Income from Operations                                             $(3,284,993)       $(2,999,536)
   Adjustments to Reconcile Net [Loss] Income to
     Net Cash [Used for] Operating Activities:
     Depreciation and Amortization                                               185,719            154,045
     Issuance of common stock in exchange for cancellation of indebtedness       200,000
     Realized Gain on Settlement of Debt                                         (38,769)
     Realized Loss on Carrying Value of Investments                                               1,465,000

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Prepaid Expenses                                                                               5,190
       Other Assets                                                              (17,622)            10,208

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                                    (262,720)           (71,414)
                                                                             -----------        -----------

     Net Cash - Operating Activities                                          (3,218,385)        (1,436,507)
                                                                             -----------        -----------


Investing Activities:
   Purchase of Property, Equipment, and Capitalized Software                     (80,548)           (65,829)
   Purchase of Patents and Licenses                                             (125,000)
                                                                             -----------        -----------

   Net Cash - Investing Activities                                           $  (205,548)       $   (65,829)
                                                                             -----------        -----------

Financing Activities:
   Proceeds from Issuance of Common Stock                                         17,500            250,000
   Proceeds from sale of Treasury Stock                                           14,062
   Increase in Loan Payable to Officer                                            91,254            112,350
   Proceeds from Note Payable                                                    132,500                 --
   Payment of Notes Payable                                                     (282,500)            (5,850)
   Payment of Lease Payable                                                      (85,888)           (56,569)
   Proceeds from Convertible Note Payable                                      3,538,642          1,585,000
                                                                             -----------        -----------

   Net Cash - Financing Activities                                             3,425,570          1,884,931
                                                                             -----------        -----------

Net Increase [Decrease] in Cash and Cash Equivalents                               1,637            382,595

Cash and Cash Equivalents - Beginning of Period                                   32,929           (173,875)
                                                                             -----------        -----------

Cash and Cash Equivalents - End of Period                                    $    34,566        $   208,720
                                                                             ===========        ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                                                $    37,805        $    34,817

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Conversion of Preferred Stock into Common Stock                                              $       455
   Issuance of 225,000 common stock in exchange for cancellation of indebtedness

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001


Note 1 -          Basis of Preparation
                  --------------------

                  The accompanying consolidated unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations for the nine-month period ended September 30, 2001, are not necessarily indicative of the results of operations to be reported for the full year ending December 31, 2001. These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the corporation's annual report on form 10-K for the year ended December 31, 2000.


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

                  During the first quarter of 2001, HCI advanced the Company $1,303,042 in convertible notes and funds, and has stated its intent on continuing the funding of the Company through the balance of the year. During the second quarter of 2001, HCI advanced the company $ 990,000 in convertible notes and in the third quarter of 2001, HCI advanced the company $ 1,245,000.

                  Subsequent to the third quarter of 2001, HCI and affiliates have advanced the Company about $250,000 in convertible notes.

                  ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements - (continued) (Unaudited)
                               September 30, 2001



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

                  During the third quarter of 2001, executive management personnel purchased a total of 291,666 shares of common stock from the Company at a price of $.06 per share.

                  ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements - (continued) (Unaudited)
                               September 30, 2001


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

                  ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements - (continued) (Unaudited)
                               September 30, 2001


Note 6 -          Business Agreements (continued)
                  -------------------------------

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

                   During the third quarter of 2001, the Company announced its
                  Marketing and Operations Agreement with UnoDosTres.com to develop and operate up to three online casinos on the popular Internet Television Network targeting the Latin American marketplace.

                  The agreement calls for OGS to develop and operate, on an exclusive basis, up to three online casinos (a Play for Fun and two live casinos) on the Internet Television Network. UnoDosTres (UDT) will contribute up to $155 million of bartered television and radio advertising for the promotion and marketing of the casinos, via its consortium of media and broadcasting partners throughout the United States, Latin Ameican and the Iberian Peninsula. The casinos will adhere to strict restrictions regarding age of eligible gamblers, and prohibition of wagers from residents of or placed from the United States, or any jurisdiction that prohibits such activities. UDT will receive a portion of the net revenue generated from the gaming sites.


Note 7 -          Subsequent Events
                  -----------------

                  During the fourth quarter of 2001, executive management personnel purchased a total of 166,667 shares of common stock from the Company at a price of $.06 per share.


Note 8 -          New Accounting Pronouncements
                  -----------------------------

                  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. As of July 31, 2001, the Company had no unamortized goodwill.

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.



                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  -----------------------------------------------------------

         Result of Operations
         --------------------

         Three Months Ended September 30, 2001 and 2000
         ----------------------------------------------

         Net Revenues. The Company's revenues decreased approximately 35% in 2001 compared to the same period in 2000. Revenues from operations in the third quarter 2001 were $196,798 as compared with $303,942 for the same period in 2000. The decrease in revenues was the result of fewer sales of its products during the quarter, and the installment nature of the sales. The majority of the revenue for the quarter emanated from sales of our gaming devices and related services. We believe that the market for our products is evolving to established land-based gaming operators, many of whom are waiting for the legal and regulatory environment to become more clear. Additionally, the legislation passed by the government of Australia on new casino licenses may have also adversely impacted sales of our products. The legislation forbids Australian citizens from Internet casino gambling, although operators may run Internet casinos in the country.

         Operating Expenses. Operating expenses decreased by 8% or $95,411 in the third quarter 2001 over the same period in 2000. The decrease was largely due to the Company streamlining costs and reducing overhead.

         Other Expenses. Other expenses were $183,374 in the third quarter of 2001, a decrease of $81,626, or about 31% compared to the same period in 2000. Included in other expenses are refunds to customers for prior year sales for $182,500. Management believes that these refunds are the last of a series of refunds made to customers for obligations of the Company not satisfactorily fulfilled. Other Expense includes a settlement of a prior year disputed debt for $30,000, which is offset by a gain of $38,679 in lieu of a final settlement of a Note Payable.


         Nine Months Ended September 30, 2001 and 2000
         ---------------------------------------------

         Net Revenues. The Company's revenues decreased approximately 70% in 2001 over the same period in 2000. Revenues from operations for the nine months ended September 30, 2001 were $693,937, as compared with $2,231,027 for the same period in 2000. The decrease in revenues was attributable to a significant decrease in sales of our software products. Most of the revenue during the first nine months of 2001 emanated from recurring software royalty fees, and the initial order for our gaming devices. During the first nine months of 2000, most of the revenue emanated from the sales of our software products. The moratorium imposed on new Internet casinos in Australia during 2000 partially accounted for the decrease in sales.

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


         Operating Expenses. Operating expenses decreased by 12% or $427,755 for the nine months ended September 30, 2001 over the same period in 2000. The decrease was largely due to cost cutting efforts, decreased support staffing and the Company relocating and consolidating certain of its operations to Las Vegas during the third quarter of 2000. These decreases were partially offset by additional resources allocated to further development of our software products.

         Other Expense. Included in other expense is a settlement of a $200,000 prior debt. During the second quarter of 2001, the Company issued 225,000 shares of common stock in exchange for cancellation of the debt. Also included in other expenses are refunds to customers for prior year sales for $ 182,500. Management believes that these refunds are the last of a series of refunds already made to customers for obligations of the Company not satisfactorily fulfilled. These other expenses were partially offset by settlements made with long outstanding Accounts Payables.

         Liquidity and Capital Resources
         -------------------------------

         Cash and cash equivalents totaled $34,566 at September 30, 2001. Net cash used from operations was $3,218,385 primarily due to a Net Loss for the nine months ended September 30, 2001 of $3,284,993.

          Net cash used in investing activities for the nine months ended September 30,2001, was $205,548 for the purchase of patents and licenses and payments made for the further development of the Company's software.

         Net cash provided from financing activities for the nine months ended September 30, 2001, was $3,425,570. HCI, the Company's largest stockholder funded the finance Company operations with the issuance of approximately $3,500,000 in convertible debt.

         Management believes that cash generated from future operations and continuing participation of HCI will be sufficient to satisfy the Company's current anticipated cash requirements.

         Forward-Looking Statements
         --------------------------

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

                  ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARIES

                                     PART II

Item 1.           Legal Proceedings


                  During the second quarter of 2001, the Company engaged in mediation proceedings with Home Broadband Network, Inc. During 1998, we acquired the assets of Axxsys International in exchange for 200,000 shares of stock. Axxsys and its affiliates filed suit subsequently against Atlantic International Entertainment seeking injunctive relief based on numerous allegations, the essence of which was that the 200,000 shares of Atlantic stock was not adequate consideration for the transfer of the Axxsys assets. Axxsys now does business as Home Broadband Network. The Company was formerly Atlantic International Entertainment. The mediation effort was not successful, and a non-jury trial is expected to be scheduled sometime during the fourth quarter of this year.

                  The Company has sued a former employee (Cobrero) for failure to perform duties and for inducing the Company to pay him for software he did not deliver. The employee has counter sued, seeking approximately $30,000 in medical expenses, with the Company failing to provide "COBRA" notice. This case will be scheduled for a non-jury trial during the first quarter of 2002.

                  During the second quarter of 2001 a former employee (Iamunno) threatened to bring suit against the Company for repayment of loans totaling about $134,000, as provided for in his termination letter with the Company. The petitioner also asserts he is owed monies regarding a previous acquisition made by the Company. The Company has counter-demanded set-off expenses, and damages related to his conduct during and after his employment with the Company. The arbitration is scheduled for November 29, 2001.


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

                  (a)      Not applicable
                  (b)      Form 8-K - July 7, 1999




         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Online Gaming Systems, Ltd.



Date:    November 13, 2001          By:     /s/ GARY RAMOS
                                            ------------------------------------
                                                     (Signature)
                                            Gary Ramos
                                            President / Chief Executive Officer

                                    By:     /s/ LAWRENCE P. TOMBARI
                                            ------------------------------------
                                                     (Signature)
                                             Lawrence P. Tombari
                                             Chief Financial Officer