Form 10KSB
period 2001-12-31
ONLINE GAMING SYSTEMS LTD \
filed 2002-04-15
CIK 1003739

U.S SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from January 1, 2001 to December 31, 2001

                         Commission file number 0-27256

                           ONLINE GAMING SYSTEMS, LTD.
                           ---------------------------


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

         State issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended December 31, 2001 were $ 778,847.

         The aggregate market value at April 3, 2002 of shares of the registrant's Common Stock, $.001 par value per share (based upon the closing price of $ .06 per share of such stock on the Nasdaq OTC Bulletin Board on such date), held by non-affiliates of the Registrant was approximately $778,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 3, 2002 there were outstanding 95,394,702 shares of the Registrant's Common Stock, $.001 par value.

         Transitional Small Business Disclosure Format (check one):

                           Yes [X]             No [ ]

                                TABLE OF CONTENTS


                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS........................................       1
           General......................................................       1
           Overview.....................................................       1
           Products and Services........................................       2
           Business Model...............................................       3
           Industry Overview............................................       4
           Regulation...................................................       6
           Marketing....................................................       9
           Trademarks and Patents.......................................       9
           Competition..................................................      10
           Employees....................................................      10
           Recent Developments..........................................      10

ITEM 2   DESCRIPTION OF PROPERTY........................................      14

ITEM 3   LEGAL PROCEEDINGS..............................................      14

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............      15

                                     PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......      16

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......      17
           Overview.....................................................      17
           Results of Operations........................................      17
           Liquidity and Capital Resources..............................      18
           Inflation....................................................      18

ITEM 7   FINANCIAL STATEMENTS...........................................      18

                                    PART III

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES......................................      19

ITEM 9   EXECUTIVE COMPENSATION.........................................      19

ITEM 10  SESCURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.....................................................      21

ITEM 11  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................      21

ITEM 12  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....      23

                                     PART IV

ITEM 13  EXHIBITS, LIST AND REPORTS ON FROM 10KSB.......................      25

         SIGNATURES.....................................................      27

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.
          -----------------------

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


Products and Services

Internet

All of the OGS products feature a singularly comprehensive background, allowing the operator to administer the games simultaneously. Our products offer an extremely powerful solution, including not only an extensive range of games, but also a highly sophisticated back-end. The software is flexible and easy to use, providing state of the art security features, and offering a wide range of e-commerce solutions.

Interactive Casino Extension(TM) (ICE) - The flagship product, this product has been licensed to more than 20 licensees throughout the world. ICE offers an on-line casino with 11 casino games, including five different slots, three video poker games, video keno, Blackjack, Mini-baccarat, Baccarat, Roulette, Sic Bo, and three scratch-off games. A comprehensive system allows for the reporting and accounting of customer transactions. The back end of the casino runs on a server, which contains information about the casino, staff and customers. Additionally, the company configures and sells the product to U.S. gaming and wagering operators, using its "Play for Fun System," which helped launch its Internet Hosting service.

webSports(TM) - This product allows bettors to participate in a multitude of games, including professional and collegiate football, basketball, professional soccer, hockey, baseball, and rugby wagers. The product also offers a toll-free 800-telephone link through which players can establish accounts, place bets, and check results of bets.

LottoMagic(TM) - This product involves instant lottery scratch game tickets that can be purchased on-line and scratched on screen using a mouse. LottoMagic provides features in Spanish or English. After the player signs in to the site, they are eligible to play Wheel of Fortune (a game of key numbers), Match 3 (money matching three of six) and High Card (highest score). This product is currently under development

Bingo Blast(TM) - The play of this pari-mutual game is similar to that of an actual bingo hall. Each game has a minimum prize that is increased based on the number of cards purchased and has a progressive price that increases until a player gets Bingo within a certain number of balls called. The game is played with multiple bettors using 30 game patterns worldwide. This product is currently under development.

The ICE product has undergone testing for certification for the Norfolk Island Gaming Authority. Norfolk Island utilizes the GGS testing agency. The Company has received confirmation from GGS that the ICE product will conform to certification requirements of Norfolk Island in the near future. The software will actually receive certification when a sponsoring Internet Casino receives certification. This certification will mark only the third such software to be approved by any Australian authority and the first Microsoft- based software. We believe that software certified by a leading and highly regulated jurisdiction will provide a competitive advantage as newly developing Internet gaming jurisdictions and customers seek software solutions.

The company provides on-going service, support and upgrades via contracts that are part of the initial sales of products. Generally, these are multi-year contracts, providing for a monthly service fee, varying depending on the sophistication of the product.

During the first quarter of 2002, the Company announced the release of the Beta version of FIRE, its premium casino software that will complement its ICE product designed for less-intensive users. The product was designed with security, performance, third party integration and scalability in mind. The FIRE system has recently gone through initial audit testing for certification in the Northern Territory of Australia, the world's first regulated jurisdiction.


Business Model

The Company's business model has been based upon software licensing and support of its software products. Generally, the company licenses the software products for a fixed price, and also executes software support and maintenance agreements for an extended period, generally five years. The customer is generally afforded future upgrades and prices discounted to retail.

This model differs from many of the Company's competitors, as many of them own, operate and/or manage Internet casinos for their software customers, thereby providing a "turnkey" approach to these customers. All of Company's leading competitors are located in foreign countries, and therefore do not have to abide by U.S. laws. Many of these competitors are operating and/or managing sites that are actively involved in soliciting U.S. customer business. Since OGS is a U.S. based company, we have chosen not to operate our business model this way to date.

With the potential for Internet gaming being made legal in various jurisdictions in the United States, the Company believes that many U.S. operators will enter the business. The Company proposes to manage or co-manage the Internet casinos with its American customers, thereby allowing its customers to develop new and proprietary games, develop their in-house management, and enable the Company to gain additional revenue sources through management fee arrangements, and special projects related to game development.

The Company is continuing to upgrade its products in anticipation of large-scale users demanding such products. The Company recently released a new casino software product, promoting a significantly enhanced database, thereby creating opportunities for new and different game attachments, and larger load opportunities, and ensuring the highest level of security, conformity to regulations and reliability.

The Company continually searches for additional content to enhance the gaming experience it can provide to the Internet market, entering into strategic alliances or other ventures to provide unique products and technologies. Additionally, the Company seeks alliances with multi-media groups to allow for the broadest, most efficient use of marketing resources to assist customers in successful marketing of their brands.


Hardware

The Company's Pegasus machines are wireless and portable gaming devices, designed to make possible gaming opportunities outside the traditional casino floor. The machines are small, light and mobile, making possible to have gaming in restaurants, keno/bingo rooms, and spas.

The Company's Mini-Touch has been approved by the Nevada Gaming Commission, and was being distributed in the U.S. and Canada via an exclusive distribution agreement with Anchor Gaming. The period of exclusivity has now expired, and the Company is seeking both direct sales and distribution agreements to further penetrate the worldwide market.

The Company also produces kiosks for placement of machines in bars, restaurants and other space-restrained areas, and is developing table games, that will be sold, via revenue sharing arrangements, to licensed operators in the U.S. and worldwide.


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

Currently, the e-commerce and Internet markets are dominated by the United States, where 40 million U.S. households with PCs have on-line access. According to Jupiter Communications, by 2002, approximately 57 million U.S. homes will have PCs with on-line access. Comparatively, 39 percent of homes with on-line access spent time shopping on the Internet in 2000, whereas close to 70 percent of on-line households are expected to shop via Internet in 2002.

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

The Internet gaming industry is growing at a dramatic rate. The River City Group estimates that the number of Internet gamblers will grow from approximately four million in 1999 to 15 million by 2004. Christiansen Capital Advisors has estimated that Internet gaming expenditures increased from about $1.1 billion in 1999 to about $2.5 billion in 2001, and will increase to $5 billion in 2003.

Internet gaming sites are rapidly growing in terms of visibility and visitation rates. According to Jupiter Media Metrix Inc., online casinos are the fifth-largest industry in terms of online advertising, moving up from the eleventh largest in one year. Online advertising increased from 911 million ad viewings in December 2000 to 2.5 billion viewings in December of 2001. According to Jupiter, gambling sites had 13.6 million unique visitors in December of 2001, spending a total of 274 million minutes on the sites. Visitors averaged 20.2 minutes per month in the virtual casinos, compared to the average 9.8 minutes per month spent on health information sites, and 35.8 minutes a month spent on travel sites.

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

The company believes that several countries, including several countries in Europe, the Caribbean, Latin America the Middle East, Africa and Asia have not prohibited Internet gaming activities. We believe that the number of countries allowing Internet gaming activities will increase as the regulatory authorities become more familiar with and comfortable with legitimized Internet gaming. However, given that Internet gaming is a new and fledging industry, some foreign jurisdictions may take actions to more severely regulate or restrict Internet gaming operations in the future.

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

Conversely, many providers of Internet gaming services to citizens and residents of the United States have taken the position that existing federal and state laws pertaining to the provisions of gaming opportunities do not apply to the Internet gaming services. In 1997 and 1999, legislation was introduced to the United States Senate and House of Representatives which, if enacted, would have effectively amended the Federal Wire Statute, codified at 18 U.S.C (s) 1084, to prohibit the provision of Internet gaming operations to residents of the United States. No action was taken on the bills, known as The Internet Gambling Prohibition Act prior to the end of the legislative sessions.

On February 12, 2001 Congressman James A. Leach (R-IA) introduced the Unlawful Internet Gambling Funding Prohibition Act, and on July 20, 2001 an identical bill was introduced by Congressman John J. LaFalce (D-NY), known as the Internet Gambling Payments Prohibition Act. Each bill would prohibit all forms of traditional funding for Internet gambling. Each bill targets the operators of Internet gambling and specifically excludes financial institutions.

On June 28, 2001 Congressman Cliff Stearns (R-FL) introduced the Jurisdictional Certainty Over Digital Commerce Act. The legislation, if passed would leave the Internet the sole domain of Congress to govern, including on-line gaming.

On October 16, 2001, the U.S. House of Representatives removed legislation from an anti-terrorism bill, HR 3004 that proposed legislation to combat financing of terrorism and other financial crimes, including money laundering and other suspicious transactions that may have led to the events of September 11, 2001. Finally, on November 1, 2001 Congressman Bob Goodlatte (R-VA) introduced the Combating Illegal Gambling Reform and Modernization Act before the House Judiciary Committee. The proposed legislation would amend the Wire Act to include all interstate communications and expand the scope of Section 1084 to all bets or wagers, including games of chance. On March 12, 2001 the House Judiciary Committee approved the bill, which if ultimately approved by Congress would target sites found in violation, allow agents to compel credit-card companies and other payment services to cut off transactions with targeted sites if they can not be shut down directly. It is worth noting that a different Goodlatte-sponsored gambling bill was defeated on the floor of the House in the summer of 2000.

On June 14, 2001 Governor Kenny Guinn signed Assembly Bill 466 that could make Nevada the first state to offer legal Internet gambling into law. AB 466 directs the Nevada Gaming Control Board and the Nevada Gaming Commission to study Internet gaming systems, and promulgate appropriate regulations. The Nevada legislation had certain restrictions, including providing assurances that minors and residents in states where Internet gambling is illegal are blocked from accessing the sites and that the activity was deemed legal on a federal level.

On March 22, 2002 the Nevada Gaming Control Board announced that it could not proceed with the regulatory framework, barring guidance form the U.S. Department of Justice. Generally speaking, the difficulties lie with the merging of gambling jurisdictional issues generally afforded to individual states, and The Wire Act, passed in 1961 passed in part of combat organized crime. The Wire Act forbids an American to utilize phone lines to place a bet, and case law during the Clinton Administration said that Internet gambling was prohibited under federal law, utilizing a narrow interpretation of the law. With the Internet clearly not contemplated at the time of the law (it specifies sports betting), the Nevada regulators could not determine that it was not unlawful activity.

It is apparent that the Internet gambling push in Nevada will be prolonged, until federal guidance can be obtained. The initial gaming companies that expect to operate Internet casinos appear to be indifferent towards these developments, as they have already proceeded with plans to operate offshore, in regulated jurisdictions where they agree to not solicit nor accept wagers from anywhere it would be deemed illegal, including the Untied States. These companies may view that the growth for Internet gaming is expected to be much greater outside of the United States in the future.

In January 2001, New Jersey introduced A-3150, a bill proposed to regulate Internet Gambling in that State. If passed, it would allow for both land-based casinos in Atlantic City and online casinos to accept wagers from residents within the state of New Jersey. This legislation is regarded as one of the most controversial and most watched in the industry.

Various states, including Oregon and California have introduced bills during 2001 that would ban Internet gambling within their respective borders.

In May of 2000, the Australian federal government announced that it would impose a 12-month moratorium on the issuing of licenses to operate Internet gambling services. In September of 2000, a moratorium bill was formally introduced. A tie vote in the Senate in October 2000 caused the bill to fail; however it was amended to exempt sports and race wagering, and The Interactive Gambling Act 2000 was introduced in December. This time it passed, and therefore a moratorium became in effect for one year, retroactive to May 19, 2000. This had an adverse effect for our sales efforts to Australian operators, although many operators now are locating offshore in locations such as Vanuatu.

The Interactive Gambling Act 2001 came into effect on July 11, 2001. The Act is a response by the Australian Federal Government to the concerns that the Internet will exacerbate problem gambling among Australians, and will increase further the economic and social costs that are caused by problem gambling. The Act targets both interactive gambling service providers and Australian Internet service providers to implement measures to prevent end users in Australia from being able to access interactive gambling services. Accordingly, it does not prohibit Internet gambling operations anywhere it is legal to do so in the country.

The Act only prohibits casino style games; as exemptions were provided to sports betting, pari-mutual horse betting and lotteries.

Other jurisdictions are moving swiftly toward regulating and encouraging Internet gaming. The United Kingdom recently released a report that will greatly enhance its gambling business, including Internet Gaming. Sports betting is currently regulated by the government, and to be more attractive to operators, the government scrapped its nine percent tax on wagers, payable by bettors, with a 15 percent tax on gross profits, to be paid for by the bookmakers, both Internet and telephonic. The reforms will require primary legislation, and the Government will bring a Bill before Parliament in the near future.

The UK is in part reacting to development of the Internet gaming in offshore tax havens including Isle of Mann and Alderney. The Isle of Mann has attracted the attention of some of the major US and European brands thus far, and has issued five online gaming licenses. Leading US gaming company has been awarded a license, and has announced that it expects to be operating within a year. Sun International was also issued a license, and was the first operator to launch its Casino Atlantis Online from the Isle of Mann. Additionally, Station Casinos, Inc. a Nevada operator has announced that it will participate in SunOnline, the wholly owned subsidiary of Sun International that it running the site.

The Company believes that the large, land-based operators will continue to seek out opportunities to develop Internet gaming businesses in regulated jurisdictions including Europe and Australia, regardless of the outcome in the United States, and Nevada specifically. If States such as Nevada ultimately approve Internet gaming legislation, then the operators may choose whether to establish operations in the United States.

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

With the potential for Internet gaming being made legal in various jurisdictions in the United States, the Company believes that many U.S. operators will enter the business. The Company proposes to manage or co-manage the Internet casinos with its American customers, thereby allowing its customers to develop new and proprietary games, develop their in-house management, and enable the Company to gain additional revenue sources through management fee arrangements, and special projects related to game development.

We have signed distribution agreements with third parties for our gaming device products. The Company's Mini-Touch was being distributed in the U.S. and Canada via an exclusive distribution agreement with Anchor Gaming. The period of exclusivity has now expired, and the Company is seeking both direct sales and distribution agreements to further penetrate the worldwide market.

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

COMPETITION

There are many private and public companies supplying the Internet gaming industry and offering interactive gaming services. We estimate that more than 40 companies that consider themselves "turnkey" software suppliers to the industry, with the leading companies, in terms of market share, believed to be Cryptologic, Boss Media and Microgaming. These companies are located in Canada, Sweden and South Africa, respectively.

All of the major companies operate as service bureaus installing and running the gaming products on their own servers and charging substantial service bureau fees of upwards to 40%. Our business model is slightly different, as we have sold our product to owners and expect them to own and run their business. We take a minimal royalty and provide all new games and enhancements for a fee.

Although there are several large players in Internet gaming software market, it is our understanding that at this point there is only a handful, which would qualify as vendors to the land-based casino market. These competitors in our view are Gaming & Entertainment Technology Systems (GET), Access Games and possibly, Interactive Solutions Corporation (ISC). These companies have maintained a similar strategy as OGS when dealing with potential customers.

Many of our competitors in both industry segments have greater financial resources, sales and marketing expertise and pricing power than us.


EMPLOYEES

As of March 30, 2002, we had 8 full-time employees in the Las Vegas, Nevada, office and three (3) full-time employees in Australia. We may also employ full-time and part-time consultants on an as-needed basis. We consider our relationship with our employees to be satisfactory.


RECENT DEVELOPMENTS

Company Funding
---------------

The Company's operating shortfalls have largely been funded via its largest shareholder, Hosken Consolidated Investment Limited (HCI). HCI is a South Africa-based investment holding company that focuses its activities in telecommunications and information technology, media and broadcasting, interactive gaming and entertainment and financial services. During 2001, HCI funded the Company $4,438,642 in the form of convertible notes. These notes bear an interest rate of 12 percent, have a maturity date of December 31, 2003 and are collateralized by substantially all of the assets of the Company.

During the fourth quarter of 2001 Hosken Consolidated Investment Limited announced its intention to convert a portion of its ownership of the Company's convertible debt into common stock of the Company, and to amend certain terms of the remaining notes. Additionally, HCI informed the Company of its intention to provide additional funding of up to $1 million.

HCI converted $3.6 million of its convertible debt into 60,000,000 shares of the Company's common stock. The conversion price was set at $.06, the closing price of OGAM common stock on November 27, 2001. Prior to the conversion, HCI owned 18,698,120 shares or about 55 percent of the outstanding common stock of the Company. Pro forma the conversion of the debt, HCI owns 78,698,120 shares or about 83 percent of the common stock of the Company.

During the first quarter of 2002, HCI advanced the Company $350,000 in the form of convertible notes, and has stated its intent on continuing the funding of the Company through the balance of the year.

Nevada Gaming Approval
----------------------

Our Pegasus portable gaming device was approved for distribution in the State of Nevada in September of 2000.


Online Gaming Systems Australia Pty Ltd
---------------------------------------

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


Sale of Eminet Domain
---------------------

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


Acquisition of Excel Design, Inc.
---------------------------------

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


Australian On-Line Casino Ltd
-----------------------------

On March 30, 2001 we executed a formal agreement with Australian On-Line Casino Ltd. (AOC) and Casino Australia On-Line Pty Ltd (CAO), its subsidiary for the licensing and distribution of our products. We expected to receive $250,000 in cash for the agreement, plus ongoing royalties associated with sales revenue, service revenue and hosting revenue. Additionally, we were to receive an option for 5,000,000 shares of AOC stock. AOC was planning a 50,000,000 share offering to raise $10,000,000 (Australian).

The transaction was subject to a number of conditions, including the successful public offering of AOC, and the certification of our ICE software by the appropriate Australian authority. The public offering by the successor company called Leisure & Gaming Corporation was not successful, and the company has gone into administration.


Your Move, Inc.
---------------

During the second quarter of 2001 the Company announced its joint venture with Station Casinos, Inc., formed to develop the technology for the remote play "eSlot" product, which is licensed to Gamecast Live, a Station Casinos subsidiary. In exchange for a 22.5 percent interest in the joint venture, the Company is contributing certain assets, including intellectual property and services. Station Casinos is in the gaming and entertainment business and will owns 75 percent of Your Move, Inc.


UnoDosTres.com
--------------

During the third quarter of 2001, the Company announced its Marketing and Operations Agreement with UnoDosTres.com to develop and operate up to three online casinos on the popular Internet Television Network targeting the Latin American marketplace.

The agreement calls for OGS to develop and operate, on an exclusive basis, up to three online casinos (a Play for Fun and two live casinos) on the Internet Television Network. UnoDosTres (UDT) will contribute up to $155 million of bartered television and radio advertising for the promotion and marketing of the casinos, via its consortium of media and broadcasting partners throughout the United States, Latin American and the Iberian Peninsula. The casinos will adhere to strict restrictions regarding age of eligible gamblers, and prohibition of wagers from residents of or placed from the United States, or any jurisdiction that prohibits such activities. UDT will receive a portion of the net revenue generated from the gaming sites.


Internet Casino Contract
------------------------

During the fourth quarter of 2001, the Company announced that it will launch the first Internet casino linked to the UnoDosTres.com Internet Television Network. OGS and affiliates of Hoskin Consolidated Investment Limited (HCI) have completed an operating agreement for the casino, whereby affiliates of HCI will provide the financing for the casino and be the principal shareholders of the to-be-formed company, and OGS will provide the management and marketing for the casino, and contribute certain of its rights attained through the UnoDosTres agreement.

The Casino will be operated in Australia, currently the most regulated Internet gaming jurisdiction in the World. It will target the Latin American market through linkage with the UDT site. UDT will provide $50 million of bartered television and radio advertising for the casino over a five-year period. OGS will provide management and marketing services through its Australia and Las Vegas offices. OGS will receive a minimum management fee of $600,000 annually, plus incentives of up to $2 million annually if certain operating thresholds are achieved. Depending upon the length of time to complete the licensing process, the Casino is expected to go live during the second or third quarter of 2002.

Convertible Debt Conversion
---------------------------

During the fourth quarter of 2001 Hosken Consolidated Investment Limited announced its intention to convert a portion of its ownership of the Company's convertible debt into common stock of the Company, and to amend certain terms of the remaining notes. Additionally, HCI informed the Company of its intention to provide additional funding of up to $1 million.

HCI converted $3.6 million of its convertible debt into 60,000,000 shares of the Company's common stock. The conversion price was set at $.06, the closing price of OGAM common stock on November 27, 2001. Prior to the conversion, HCI owned 18,698,120 shares or about 55 percent of the outstanding common stock of the Company. Pro forma the conversion of the debt, HCI owns 78,698,120 shares or about 83 percent of the common stock of the Company.

HCI also agreed amend the terms of its debt, extending the maturity of the remaining notes to December 31, 2003. The previous maturity date on the notes was December 31, 2001 and the Company had been in default on the notes. The Company will no longer be in default on the notes.


New Product Release
-------------------

During the first quarter of 2002, the Company announced the release of the Beta version of FIRE, its premium casino software that will complement its ICE product designed for less-intensive users. The product was designed with security, performance, third party integration and scalability in mind. The FIRE system has recently gone through initial audit testing for certification in the Northern Territory of Australia, the world's first regulated jurisdiction.


Executive Management
--------------------

During the first quarter of 2002, we made several appointments to the Company's management team. Lawrence P. Tombari has been promoted to President of the Company. Mr. Tombari, who joined the Company in 2001, will retain his position as Chief Financial Officer. John Copelyn will assume the position of Chief Executive Officer. Mr. Copelyn is CEO of Hosken Consolidated Investments, Ltd., and the largest shareholder of the Company.

Gary Ramos, formerly Chief Executive Officer and President has left the Company to pursue other business interests. Mr. Ramos had commuted from his home in Mendocino County, California since he joined the Company in 2000.


Preferred Stock
---------------

During the first quarter of 2001 the Company repurchased 1,610 shares of preferred stock from the Shaar Fund, and issued 500,000 shares of common stock.

During the second quarter of 2001 HCI converted its 9,000 shares of preferred to common stock, under formula as provided in the Convertible Preferred Stock Sales Agreement. The preferred stock converted to 18,610,422 of common stock, which was issued to affiliates of HCI. The Company has now retired all of its preferred stock.


Capital Stock
-------------

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

During 2001, executive management personnel purchased a total of 541,667 shares of common stock from the Company at a price of $.06 per share. During the first quarter of 2002, the Company issued 561,766 shares of its common stock in settlement of the former CEO and President's remaining loan balance of $29,319 plus accrued interest of $4,386. During the first quarter of 2002 executive management purchased a total of 166,667 shares at a price of $.06 per share.

During the fourth quarter of 2001 Hosken Consolidated Investment Limited announced its intention to convert a portion of its ownership of the Company's convertible debt into common stock of the Company, and to amend certain terms of the remaining notes. Additionally, HCI informed the Company of its intention to provide additional funding of up to $1 million.

HCI converted $3.6 million of its convertible debt into 60,000,000 shares of the Company's common stock. The conversion price was set at $.06, the closing price of OGAM common stock on November 27, 2001. Prior to the conversion, HCI owned 18,698,120 shares or about 55 percent of the outstanding common stock of the Company. Pro forma the conversion of the debt, HCI owns 78,698,120 shares or about 83 percent of the common stock of the Company.

During the first quarter of 2002, a consultant to the Company has purchased 120,000 shares of stock at $.05 per share.


ITEM 2.   DESCRIPTION OF PROPERTY.
          -----------------------

We lease approximately 9,338 square feet of office space in Las Vegas, Nevada expiring on July 31, 2005 with current monthly rent of $10,438. The rent increases to $11,205.60 and $12,606.30 per month, respectively in the second and third years of the lease. Thereafter, the rent is adjusted via CPI formula.

We also lease approximately 1,740 square feet of office space in Delray Beach, Florida expiring on September 30, 2003 with current monthly rent of $2,284. The rent increases five percent annually thereafter.

We lease approximately 1,100 square feet of office space in Sydney, Australia under a three-year term that expires on July 31, 2002. The current monthly rent is $5,800 (Australian), increasing three percent annually.


ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

The Company is a party to pending or threatened litigation, both as plaintiff and defendant.

During the first quarter of 2001, we reached mutually satisfactory resolutions involving litigation with Kelley and Kelley Advertising, Inc. and Olshan Grundman Frome Rosenweig & Wolosky LLP. During the second quarter of 2001, we reach mutually satisfactory resolutions involving litigation with Keane, Inc., Actrade Capital and Wayne Newton. We issued 225,000 shares of stock to resolve the case with Mr. Newton.

Home Broadband Network, Inc.
----------------------------

During the second quarter of 2001, the Company engaged in mediation proceedings with Home Broadband Network, Inc. On November 8, 1998, we acquired the assets of Axxsys International in exchange for 200,000 shares of stock. Axxsys and its affiliates filed suit on November 17, 1998 against Atlantic seeking injunctive relief based on numerous allegations the essence of which was that the 200,000 shares of Atlantic stock was not adequate consideration for the transfer of the Axxsys assets. Axxsys now does business as Home Broadband Network, Inc. Since Axxsys and its affiliates waited until January, 1999 to serve OGS with the action and since they have an adequate remedy in the form of damages, it is very likely that this suit will not proceed beyond the pleading stage. However, it is anticipated that Axxsys will amend their pleadings to seek damages. Counsel believes that there is no merit to this action. This case is currently not set for trial.


Cabrero
-------

The Company is suing a former employee for failure to perform his duties and for inducing the Company to give him $10,000 for software he never delivered. The Employee has counter sued because he claims the Company did not give him "COBRA" notice and he incurred approximately $30,000 in medical expenses. This case is not currently set for trial.


Iamunno
-------

During the second quarter of 2001 the former CEO (Iamunno) threatened to bring suit against the Company for repayment of loans totaling about 134,000, as provided for in his termination letter with the Company. The petitioner also asserts he is owed monies regarding a previous acquisition made by the Company. The Company has counter-demanded set-off expenses, and damages related to his conduct during and after his employment with the Company. During the fourth quarter of 2001, we reached a mutually satisfactory settlement with Iamunno.


Other Litigation
----------------

The Company is involved in various other legal proceedings that arise in the normal course of business. We could incur significant legal fees in connection with these matters but based on currently available information, the resolutions of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
          ---------------------------------------------------

On November 12, 2001 the Company provided notice of its Annual Shareholder's Meeting, which was held on December 20, 2001 in Las Vegas. In the proxy, the shareholders were asked to vote on the following matters:

     To elect directors to serve for the ensuing year or until their respective successors are duly elected and qualified. The nominees are Gary Ramos, Gavin Chamberlain, Lawrence P. Tombari, Marcel Golding and John Copelyn.

     To ratify the appointment of Moore Stephens, P.C. as independent accountants of the Company for the fiscal year ending December 31, 2001.

The shareholders votes in the affirmative for both matters.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------

From November 1996 until August, 1999 our common stock has traded on the electronic bulletin board under the trading symbol AIEE. In August 1999 the company changed its name to Online Gaming Systems, Ltd, and traded on the electronic bulletin board under the trading symbol OGAM. The following table sets forth the high and low closing prices for our common stock as reported by the electronic bulletin board for each full quarterly period within the two most recent fiscal years and subsequent interim periods.


Fiscal Year Ending December 31, 2001

By Quarter                                             Common Stock
----------                                             ------------

          Quarter          Date                        High            Low
          -------          ----                        ----            ---

          1st              March 31, 2001              $0.23          $0.05

          2nd              June 30,2001                $0.10          $0.06

          3rd              September 30, 2001          $0.09          $0.04

          4th              December 31, 2001           $0.10          $0.04


Fiscal Year Ending December 31, 2000

By Quarter                                             Common Stock
----------                                             ------------

          Quarter          Date                        High            Low
          -------          ----                        ----            ---

          1st              March 31, 2000              $2.00          $1.09

          2nd              June 30,2000                $1.30          $0.50

          3rd              September 30, 2000          $0.59          $0.16

          4th              December 31, 2000           $0.23          $0.06


Trading transactions in our securities occur in the over-the-counter electronic bulletin board market. All prices indicated herein are as reported to us by broker-dealer(s) making a market in our securities. The quotes indicated above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

As of December 31, 2001 there were approximately 758 Holders of Record of our Common Stock, including brokerage firms, clearinghouses, and/or depository firms holding our securities for their respective clients. The exact number of beneficial owners of our securities is not known.

The Company has not paid any cash dividends on the Common Stock in the past and the Board of Directors does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
          ---------------------------------------------------------

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


OVERVIEW

We develop and market Internet and private network transaction based products that it only offers to licensed gaming operators in regulated jurisdictions. These products include Internet Casino Extension (TM) (ICE), a growing suite of casino games, webSports (TM), a sports wagering system, Lotto Magic (TM) a lottery system for private, government and fund raising purposes, and Bingo Blast (TM) a multi-player system for charity and private organization use. We also offer wireless and portable gaming devices through Excel Design.


RESULTS OF OPERATIONS

The Company's net loss for 2001 was ($4,283,497) compared to net loss of ($8,884,238) for 2000, a decrease of $4,600,741 or about 52 percent. The Company recorded a substantial decrease in revenue and operating expenses, but did not experience losses due to write downs on some of our investments as in 2000.

Net revenues for the Company for 2001 were $778,847 compared to $2,355,576 in 2000, a decrease of 67 percent. The decrease was largely attributable to the moratorium imposed by the Australian government (since May 2000) on new casino licenses and the uncertainty regarding the development of Internet gaming in the United States. We allocated resources to increased product development, as opposed to marketing and sales, to better position the Company to benefit from changes occurring in the industry.

We believe that future revenue will likely emanate more from traditional land-based gaming operators who are entering the Internet Gaming business, as opposed to the Internet gaming companies who have been the major customers over the past few years.

Many of the land-based operators appear to be taking a cautious approach upon entering the Internet gaming market, waiting for the legal and regulatory framework to become apparent. Accordingly, we expect fewer sales of our software products for the foreseeable future, but to more significant customers demanding robust, managed solutions.

Cost of sales and operating expenses decreased by 15 percent, to $4,428,788 in 2001 from $5,217,339 in 2000. Most of this decrease is attributable to enhanced cost controls and downsizing of the company, as it reduces dependence on development efforts and initiates more intense levels of sales for its products. The Company expects to further reduce its operating expense levels by focusing on core business going forward.

In 2000, the company incurred $4,637,000 in losses due to write-downs on some of its investments. These write-offs are consistent with our policy of carefully reviewing asset values on a quarterly basis, making appropriate adjustments to reflect true asset values. We wrote off $2,500,000 of an investment in convertible preferred stock in the Company's formerly owned subsidiary (Eminet Domain), and $2,137,000 of an investment in equity securities. During 2001 we did not have exposure to these investments.

In 2000, we issued 375,000 shares of stock in connection with obtaining and negotiating convertible debt financing. The value per share was approximately $2.00 at the date of issuance. Accordingly, we expensed $750,000 for the year associated with these services.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001 the Company had negative working capital of (1,129,265) compared with ($4,362,616) at December 31, 2000. The decrease in working capital was primarily due negative cash flow from operations.

The Company's operating shortfalls have largely been funded via its largest shareholder, Hosken Consolidated Investment Limited (HCI). HCI is a South Africa-based investment holding company that focuses its activities in telecommunications and information technology, media and broadcasting, interactive gaming and entertainment and financial services. During 2001, HCI funded the Company $4,438,642 in the form of convertible notes. These notes bear an interest rate of 12 percent, have a maturity date of December 31, 2003 and are collateralized by substantially all of the assets of the Company.

During the fourth quarter of 2001 Hosken Consolidated Investment Limited announced its intention to convert a portion of its ownership of the Company's convertible debt into common stock of the Company, and to amend certain terms of the remaining notes. Additionally, HCI informed the Company of its intention to provide additional funding of up to $1 million.

HCI converted $3.6 million of its convertible debt into 60,000,000 shares of the Company's common stock. The conversion price was set at $.06, the closing price of OGAM common stock on November 27, 2001. Prior to the conversion, HCI owned 18,698,120 shares or about 55 percent of the outstanding common stock of the Company. Pro forma the conversion of the debt, HCI owns 78,698,120 shares or about 83 percent of the common stock of the Company.

HCI also agreed amend the terms of its debt, extending the maturity of the remaining notes to December 31, 2003. The previous maturity date on the notes was December 31, 2001 and the Company had been in default on the notes. The Company will no longer be in default on the notes.

During the first quarter of 2002, HCI advanced the Company $350,000 in the form of convertible notes, and has stated its intent on continuing the funding of the Company through the balance of the year.

Management believes that existing cash, and the continuing participation of HCI and, potentially other investors will provide the Company with funds to operate the Company until it becomes self-sufficient.


INFLATION

In the opinion of management, inflation has not had a material adverse effect on its results of operations.


ITEM 7.   FINANCIAL STATEMENTS.
          --------------------

               [See page F-1.]

                                    PART III

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURES
          ---------------------

None


ITEM 9.   EXECUTIVE COMPENSATION
          ----------------------

The following table provides certain summary information concerning the compensation earned, by the Company's Chief Executive Officer and its Chairman for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. Such individuals will be hereafter referred to as the Named Executive Officers. No other executive officer that would have otherwise been included in such table on the basis of salary and bonus earned for the 2001 fiscal year has resigned or terminated employment during that fiscal year.


                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION          YEAR          SALARY ($)          BONUS ($)
---------------------------          ----          ----------          ---------

Lawrence P. Tombari                  2001           $140,000               --
President and Chief
Financial Officer

Gary A. Ramos                        2001           $250,000               --
Former President and Chief           2000             93,000
Executive Officer

Peter Lawson                         2001           $106,000               --
Former Chief Financial               2000             78,000
Officer

Steven Campbell                      2001           $120,000               --
Secretary                            2000            112,000


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

     The following table contains information concerning the stock option grants made to each of the named executive officers and employees for fiscal 2001.

       Name              No. Granted      In F/Y      $/Share      Exp. Date
       ----              -----------      ------      -------      ---------

Lawrence P. Tombari        133,333         2001        $ .03          2006

Gary A. Ramos               83,333         2001        $ .03          2006

Peter Lawson               125,000         1999        $2.50        06/30/07
                            50,000         1999        $2.50        07/13/04


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


EMPLOYMENT AGREEMENTS

The Company has entered into employment contracts with Messrs. Lawson, Tombari, Campbell and Kinsman. Mr. Lawson left the company during 2001, and Mr. Campbell left the company in March 2002. The contract with Mr. Lawson was terminated, and the contract with Mr. Campbell terminated in March 2002.

Mr. Tombari's contract is for three years, expiring on January 16, 2004 consisting of a starting base salary of $150,000. He is eligible to receive a bonus of up to 100 percent of the base salary. Additionally, Mr. Tombari is granted rights to purchase company stock and receive options at a price based on formula. The employment contract contains arrangements for severance compensation.

Mr. Kinsman's contract is for three years, expiring on June 30, 2003 consisting of a base salary of $150,000 (Australian). The employment contract contains arrangements for severance compensation.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

The following table sets forth, as of March 31, 2002 information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group. As of March 31, 2002, there were outstanding 95,394,702 shares of the Common Stock of the Company.

Name and Address of Beneficial             Amount of Beneficial      Percent of
------------------------------             --------------------      ----------
           Owner (2)                             Ownership              Class
           ---------                             ---------              -----


Ahead Investments Limited                       78,698,120             82.50%

Lawrence P. Tombari                                500,000              0.05%



All Officers and Directors as a Group           79,198,120             82.55%
(3 persons)


**In July 1999, Ahead Investments Limited, a subsidiary of HCI acquired the stock of Norman J. Hoskin, the Company's former Chairman. Both Mr. Golding and Mr. Copelyn are substantial owners and officers of HCI and consequently, ownership of all of the shares of HCI or by its subsidiaries have been attributed to both Mr. Golding and Mr. Copelyn for the purpose of this table.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 30 days.
(2) Unless otherwise stated, the address for the beneficial owner is 3225 McLeod Drive, 1st Floor, Las Vegas, Nevada 89121


ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

CAPITAL STOCK
-------------

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

During 2001, executive management personnel purchased a total of 541,667 shares of common stock from the Company at a price of $.06 per share.

HCI converted $3.6 million of its convertible debt into 60,000,000 shares of the Company's common stock. The conversion price was set at $.06, the closing price of OGAM common stock on November 27, 2001. Prior to the conversion, HCI owned 18,698,120 shares or about 55 percent of the outstanding common stock of the Company. Pro forma the conversion of the debt, HCI owns 78,698,120 shares or about 83 percent of the common stock of the Company.

During the first quarter of 2002, the Company issued 561,766 shares of its common stock in settlement of the former CEO and President's remaining loan balance of $29,319 plus accrued interest of $4,386. During the first quarter of 2002 executive management purchased a total of 166,667 shares at a price of $.06 per share.

During the first quarter of 2002, a consultant to the Company has purchased 120,000 shares of stock at $.05 per share.


PREFERRED STOCK
---------------

During the first quarter of 2001 the Company repurchased 1,610 shares of preferred stock from the Shaar Fund, and issued 500,000 shares of common stock.

During the second quarter of 2001 HCI converted its 9,000 shares of preferred to common stock, under formula as provided in the Convertible Preferred Stock Sales Agreement. The preferred stock converted to 18,610,422 of common stock, which was issued to affiliates of HCI. The Company has now retired all of its preferred stock.


RELATED PARTY TRANSACTIONS
--------------------------

The Company's operating shortfalls have largely been funded via its largest shareholder, Hosken Consolidated Investment Limited (HCI).

During 2000, HCI funded the Company $2,335,000 in the form of convertible notes. During 1999, HCI funded the company $500,000 via similar note arrangements.

During 2001, HCI funded the Company $4,438,642 in the form of convertible notes. These notes bear an interest rate of 12 percent, have a maturity date of December 31, 2001 and are collateralized by substantially all of the assets of the Company.

During the fourth quarter of 2001 HCI announced its intention to convert a portion of its ownership of the Company's convertible debt into common stock of the Company, and to amend certain terms of the remaining notes. Additionally, HCI informed the Company of its intention to provide additional funding of up to $1 million.

HCI converted $3.6 million of its convertible debt into 60,000,000 shares of the Company's common stock. The conversion price was set at $.06, the closing price of OGAM common stock on November 27, 2001. Prior to the conversion, HCI owned 18,698,120 shares or about 55 percent of the outstanding common stock of the Company. Pro forma the conversion of the debt, HCI owns 78,698,120 shares or about 83 percent of the common stock of the Company.

HCI also agreed amend the terms of its debt, extending the maturity of the remaining notes to December 31, 2003. The previous maturity date on the notes was December 31, 2001 and the Company had been in default on the notes. The Company will no longer be in default on the notes.

During the first quarter of 2002, HCI advanced the Company $350,000 in the form of convertible notes, and has stated its intent on continuing the funding of the Company through the balance of the year.


ITEM 12.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------


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


DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company and their positions with the Company are set forth below.

                 Name                Age                 Position
                 ----                ---                 --------

          J.A. Copelyn                51        Chief Executive Officer and
                                                Chairman of the Board

          Lawrence P. Tombari         43        President, Chief Financial
                                                Officer and Director

          Gavin Chamberlain           46        Director

          Marcel Golding              41        Director


JOHN COPELYN is Chief Executive Officer and Chairman of the Board. He is also currently the Chief Executive Officer of the South African Clothing and Textile Workers Union Investment Group and the Chief Executive Officer of Hosken Consolidated Investments, Ltd., a company traded on the Johannesburg Stock Exchange. During 1992-1994, Mr. Copelyn was Chief Executive Officer of Zenzeleni Clothing. From 1994-1997, Mr. Copelyn served as an elected member of the democratically elected South African parliament. In addition, he has held numerous positions with South African trade unions including serving on the Central Committee of COSATU. Mr. Copelyn is also a licensed attorney in South Africa. Mr. Copelyn also serves as director for other gaming and non-gaming companies. He attended both the University of Witwatersrand and University of South Africa.


LAWRENCE P. TOMBARI is President and Chief Financial Officer of the Company. He joined the Company in 2001 as its Chief Financial Officer and was appointed President in 2002. Previously, he was Chief Financial Officer and Senior Vice President of Lady Luck Gaming Corporation, from its inception in 1993 until the Company was acquired in 2000. As CFO, Mr. Tombari was responsible for all of the accounting, budgeting, reporting and investor communications for the NASDAQ

Company. Additionally, as Senior Vice President of Development, he was responsible for identification and analysis for new gaming projects, acquisitions and disposals, and presentations to regulatory bodies. Prior to Lady Luck, Mr. Tombari spent eight years at Ernst & Young, in the Consulting Division. Mr. Tombari has a Bachelor of Science of Business Administration from the University of Southern California, and an MBA from Arizona State University.

GAVIN CHAMBERLAIN is Managing Director of Global Payment Technologies Holdings
(Pty) Ltd., the South African affiliate of Global Payment Technologies, Inc., a leading manufacturer and innovator of currency acceptance systems used in the worldwide gaming, beverage, and vending industries. Recently, GPTHL agreed to merge its operations with Vukani Gaming Corporation, a wholly owned subsidiary of Hosken Consolidated Investments Ltd., the Company's majority stockholder. Vukani is a South African based company established in 1996 to operate in the South African route market. Mr. Chamberlain is on the Board of Vukani and also Managing Director of another South African affiliate of GPTHL, International Payment Systems, Ptd. Ltd.

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


MEETINGS AND COMMITTEES

The Board held one meeting during the year ended December 31, 2001. In addition, from time to time during such year, the members of the Board acted by unanimous written consent. The Company has elected a standing compensation and audit committees. The entire Board of Directors performs the typical functions of such committees. The Company's Audit Committee during 2001 was comprised of Lawrence
P. Tombari and Trevor Klein. The Committee recommends engagement of the Company's independent accountants approves services performed by such accountants and reviews and evaluates the Company's accounting system and its system of internal controls.

                                     PART IV

ITEM 13   EXHIBITS, LIST AND REPORTS ON FORM 10KSB.
          ----------------------------------------

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

-------------------------
* Included herein.

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

               On March 29, 2002 the Company filed with the Commission a form 8-K dated March 28, 2002 disclosing changes to executive management.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ONLINE GAMING SYSTEMS, LTD.


Dated: April 12, 2002                /s/ LAWRENCE P. TOMBARI
                                     ---------------------------------
                                     Lawrence P.Tombari, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                          Title                     Date
          ---------                          -----                     ----

/s/ J.A. COPELYN                    Chairman of the Board         April 12, 2002
------------------------------      Chief Executive Officer
    J.A. Copelyn

                                    Director                      April 12, 2002
------------------------------
    Marcel Golding

                                    Director                      April 12, 2002
------------------------------
    Gavin Chamberlain

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                         PAGE
                                                                         ----

Independent Auditor's Report......................................    F-2

Consolidated Balance Sheet as of December 31, 2001 ...............    F-3

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000 .......................................    F-4 - F-5

Consolidated Statements of Changes in Stockholders' [Deficit]
for the years ended December 31, 2001 and 2000 ...................    F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2000 .......................................    F-7 - F-8

Notes to Consolidated Financial Statements .......................    F-9 - F-18







                             . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Online Gaming Systems, Ltd. and Subsidiary



         We have audited the accompanying consolidated balance sheet of Online Gaming Systems, Ltd. and its subsidiary as of December 31, 2001, and the related consolidated statements of operations and changes in stockholders' [deficit], and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online Gaming Systems, Ltd. and its subsidiary as of December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




MOORE STEPHENS, P.C.
Certified Public Accountants.


Cranford, New Jersey
February 22, 2002

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
-----------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001.
-----------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS:
   Cash                                                                $    123,097
   Other Current Assets                                                      22,917
                                                                       ------------

   TOTAL CURRENT ASSETS                                                     146,014

PROPERTY AND EQUIPMENT - NET                                                214,394

OTHER ASSETS:
   Intangible Assets - Net                                                  319,333
                                                                       ------------

   TOTAL ASSETS                                                        $    679,741
                                                                       ============

LIABILITIES AND STOCKHOLDERS' [DEFICIT]:
CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                               $    379,127
   Accrued Interest - Related Party                                         804,098
   Notes Payable                                                             22,500
   Notes Payable - Related Party                                             34,680
   Capital Lease Obligations                                                 34,874
                                                                       ------------

   TOTAL CURRENT LIABILITIES                                              1,275,279

CONVERTIBLE NOTES PAYABLE - RELATED PARTY                                 3,734,907

COMMITMENTS AND CONTINGENCIES                                                    --
                                                                       ------------

   TOTAL LIABILITIES                                                      5,010,186
                                                                       ------------

STOCKHOLDERS' [DEFICIT]:
   Convertible Preferred Stock - Par Value $.001 Per Share;
     Authorized 10,000,000 Shares, No Shares Issued and Outstanding              --

   Common Stock - Par Value $.001 Per Share; Authorized
     100,000,000 Shares; 94,546,269 Shares Issued                            94,546

   Additional Paid-in Capital                                            18,615,663

   Treasury Stock, 1,125,012 Common Shares - At Cost                     (1,730,485)
   Accumulated [Deficit]                                                (21,310,169)
                                                                       ------------

   TOTAL STOCKHOLDERS' [DEFICIT]                                         (4,330,445)
                                                                       ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT]                       $    679,741
                                                                       ============


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------

                                                                 Years ended
                                                                 -----------
                                                                December 31,
                                                                ------------
                                                            2001            2000
                                                        ------------    ------------

REVENUE                                                 $    778,847    $  2,355,576

COST OF SALES                                                     --         205,655
                                                        ------------    ------------

   GROSS PROFIT                                              778,847       2,149,921
                                                        ------------    ------------

OPERATING EXPENSES:
   Salaries and Employee Benefits                          2,436,623       2,607,972
   General and Administrative                              1,696,812       2,150,904
   Depreciation and Amortization                             295,353         252,808
                                                        ------------    ------------

   TOTAL OPERATING EXPENSES                                4,428,788       5,011,684
                                                        ------------    ------------

   [LOSS] FROM OPERATIONS                                 (3,649,941)     (2,861,763)
                                                        ------------    ------------

OTHER [EXPENSES] INCOME:
   Interest Expense - Related Party                         (599,172)       (152,310)
   Interest Expense - Other                                  (34,384)        (83,165)
   Financing Fee Expense                                          --        (750,000)
   Write-Off of Deferred Offering Costs                           --        (400,000)
   Realized Loss on Investment                                    --      (4,637,000)
                                                        ------------    ------------

   OTHER [EXPENSES] - NET                                   (633,556)     (6,022,475)
                                                        ------------    ------------

   [LOSS] FROM OPERATIONS                                 (4,283,497)     (8,884,238)

INCOME TAXES                                                      --              --
                                                        ------------    ------------

   NET [LOSS]                                           $ (4,283,497)   $ (8,884,238)
                                                        ============    ============

   NET [LOSS] PER SHARE - BASIC                         $       (.14)   $       (.63)
                                                        ============    ============

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC     31,289,594      14,329,013
                                                        ============    ============


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' [DEFICIT]
----------------------------------------------------------------------------------------------------------------------------------


                                  Preferred Stock                                        Additional
                                  ---------------                                        ----------
                            Stockholders'                        Common Stock             Paid-in            Treasury Stock
                            -------------                        ------------             -------            --------------
                               Shares         Amount         Shares         Amount        Capital         Shares         Amount
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

  BALANCE - DECEMBER 31,
    1999                          14,050   $         14     13,614,052   $     13,614   $ 13,864,081       (968,767)  $ (1,744,547)

Issuance of Common Stock
  for Consulting Services             --             --        375,000            375        749,625             --             --
Realized Loss on
  Marketable Securities               --             --             --             --             --             --             --
Write-off of Deferred
  Acquisition Costs                   --             --             --             --             --             --             --
Issuance of Common Stock              --             --        225,000            225        249,775             --             --
Conversion of Preferred
  Stock                           (3,440)            (3)       455,128            455           (452)            --             --
Loss from Continuing
  Operations                          --             --             --             --             --             --             --
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

  BALANCE - DECEMBER 31,
    2000                          10,610             11     14,669,180         14,669     14,863,029       (968,767)    (1,744,547)

Sale of Treasury Stock                --             --             --             --             --       (156,245)        14,062
Conversion of Preferred
  Stock                          (10,610)           (11)    19,110,422         19,110        (19,099)            --             --
Investor Shares Issued                --             --        225,000            225        199,775             --             --
Issuance of Stock -
  Officers                            --             --        541,667            542         31,958             --             --
Conversion of Convertible
  Debt                                --             --     60,000,000         60,000      3,540,000             --             --
Loss from Continuing
  Operations                          --             --             --             --             --             --             --
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

  BALANCE - DECEMBER 31,
    2001                              --   $         --     94,546,269   $     94,546   $ 18,615,663     (1,125,012)  $ (1,730,485)
                            ============   ============   ============   ============   ============   ============   ============


                            Accumulated                    Deferred                        Total
                            -----------                    --------                        -----
                               Other         Comprehensive Accumulated Acquisition      Subscription
                               -----         -------------------------------------      ------------
                               [Loss]       [Deficit]        Costs        Receivable     [Deficit]
                            ------------   ------------   ------------   ------------   ------------

  BALANCE - DECEMBER 31,
    1999                    $ (1,474,500)  $ (8,142,434)  $   (400,000)  $         --   $  2,116,228

Issuance of Common Stock
  for Consulting Services             --             --             --             --        750,000
Realized Loss on
  Marketable Securities        1,474,500             --             --             --      1,474,500
Write-off of Deferred
  Acquisition Costs                   --             --        400,000             --        400,000
Issuance of Common Stock              --             --             --             --        250,000
Conversion of Preferred
  Stock                               --             --             --             --             --
Loss from Continuing
  Operations                          --     (8,884,238)            --             --     (8,884,238)
                            ------------   ------------   ------------   ------------   ------------

  BALANCE - DECEMBER 31,
    2000                              --    (17,026,672)            --             --     (3,893,510)

Sale of Treasury Stock                --             --             --             --         14,062
Conversion of Preferred
  Stock                               --             --             --             --             --
Investor Shares Issued                --             --             --             --        200,000
Issuance of Stock -
  Officers                            --             --             --             --         32,500
Conversion of Convertible
  Debt                                --             --             --             --      3,600,000
Loss from Continuing
  Operations                          --     (4,283,497)            --             --     (4,283,497)
                            ------------   ------------   ------------   ------------   ------------

  BALANCE - DECEMBER 31,
    2001                    $         --   $(21,310,169)  $         --   $         --   $ (4,330,445)
                            ============   ============   ============   ============   ============


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
---------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------

                                                                     Years ended
                                                                     -----------
                                                                    December 31,
                                                                    ------------
                                                                 2001           2000
                                                             -----------    -----------
OPERATING ACTIVITIES:
   Net [Loss]                                                $(4,283,497)   $(8,884,238)
   Adjustments to Reconcile Net [Loss] to
     Net Cash [Used for] Operating Activities:
     Depreciation and Amortization                               295,353        252,808
     Issuance of Common Stock for Services Rendered              200,000        750,000
     Issuance of Common Stock for Compensation                        --         25,000
     Loss on Sale of Investments                                      --      4,637,000
     Write-Off of Deferred Acquisition Costs                          --        400,000
     Debt Settlement                                             (97,350)            --


Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Other Current Assets                                         (1,180)        19,276
     Other Assets                                                     --         15,462

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                      (570,968)       283,489
     Accrued Interest - Related Party                            599,172             --
                                                             -----------    -----------

   NET CASH - OPERATING ACTIVITIES                            (3,858,470)    (2,501,203)
                                                             -----------    -----------

INVESTING ACTIVITIES:
   Purchase of Equipment                                              --        (76,658)
   Patents Purchased                                            (245,178)            --
                                                             -----------    -----------

   NET CASH - INVESTING ACTIVITIES                              (245,178)       (76,658)
                                                             -----------    -----------

FINANCING ACTIVITIES:
   Cash Overdraft                                               (128,016)       (45,859)
   Proceeds from Issuance of Common Stock                         32,500        250,000
   [Purchase] of Treasury Stock                                   14,062             --
   Proceeds from Advances - Related Party                             --        298,350
   Payment of Notes Payable/Advances - Related Party            (241,588)      (176,000)
   Proceeds from Short-Term Borrowings                                --        100,000
   Proceeds from Convertible Notes Payable - Related Party     4,438,642      2,396,265
   Payments of Capital Lease Obligations                        (114,800)       (83,950)
   Proceeds from Notes Payable - Related Party                    65,000             --
                                                             -----------    -----------

   NET CASH - FINANCING ACTIVITIES                             4,065,800      2,738,806
                                                             -----------    -----------

   NET [DECREASE] INCREASE IN CASH - FORWARD                 $   (37,848)   $   160,945


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                Years ended
                                                                -----------
                                                               December 31,
                                                               ------------
                                                             2001         2000
                                                          ---------    ---------

   NET [DECREASE] INCREASE IN CASH - FORWARDED            $ (37,848)   $ 160,945

CASH - BEGINNING OF YEARS                                   160,945           --
                                                          ---------    ---------

   CASH - END OF YEARS                                    $ 123,097    $ 160,945
                                                          =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                             $  39,179    $      --
     Income Taxes                                         $      --    $      --


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   In connection with a legal settlement, the Company issued an individual investor 225,000 shares of the Company's common stock in April 2001.

   In June 2001, 10,610 shares of convertible preferred stock was converted into 19,110,422 shares of the Company's common stock.

   In November 2001, $3,600,000 of convertible debt was converted into 60,000,000 shares of the Company's common stock.

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1]  ORGANIZATION

NATURE OF BUSINESS - Online Gaming Systems, Ltd. [the "Company"] is located in Las Vegas, Nevada. The Company primarily develops and markets interactive gaming products and services through the Internet and World Wide Web. The Company established Online Gaming Systems Australia Pty., as a wholly owned subsidiary, to offer sports book sales in Australia and the Pacific Island region. The Company is majority owned by Hosken Consolidated Investments and Subsidiaries ["HCI"], a South African Company.

[2]  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its only subsidiary, Online Gaming Systems Australia, Pty Ltd. All material intercompany accounts and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2001, the Company did not have any cash equivalents.

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

INCOME TAXES - Pursuant to Statement of Financial Accounting Standard ["SFAS"] No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ADVERTISING EXPENSES - The Company expenses advertising costs as incurred. Total advertising expense for the years ended December 31, 2001 and 2000 amounted to approximately $-0- and $204,713, respectively.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------


[2]  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

NET INCOME PER SHARE - Basic [loss] per share is computed by dividing the [loss] available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted [loss] per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock

The computation of diluted [loss] per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts, [i.e. increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds should be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. At December 31, 2001 and 2000, all outstanding options and warrants were anti-dilutive for earning per share calculations.

STOCK-BASED COMPENSATION - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ["APB No. 25"] with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plan for fiscal year 2001 and 2000. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to any non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 to employee stock-based compensation.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs incurred in connection with the development of new software are expensed as incurred during the year.

INTANGIBLE ASSETS - Patent and intellectual property rights totaling $448,402 were capitalized at December 31, 2001. These costs were incurred in connection with obtaining patents and filing of related patent applications. Intangible asset amortization expense amounted to approximately $71,000 and $20,000 for the years ended December 31, 2001 and 2000, respectively. Amortization is calculated on a straight-line basis over the patents estimated useful life which ranges from 3 to 5 years. At December 31, 2001, the Company had recorded $129,069 in accumulated amortization related to capitalized patent costs.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to current year's financial statement presentation.

[3]  SIGNIFICANT RISKS AND UNCERTAINTIES

CONCENTRATIONS OF CREDIT RISK - The Company places its cash with high credit quality institutions to limit its credit exposure. At December 31, 2001, the Company did not have any amounts in a financial institution that is subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure is limited. The Company performs ongoing credit evaluations of its customers but does not require collateral as a condition of service.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------


[3]  SIGNIFICANT RISKS AND UNCERTAINTIES [CONTINUED]

CUSTOMER CONCENTRATION - In fiscal 2001 and 2000, the Company had a portion of its revenues derived from several customers, who individually represent 10 percent or more of revenue, totaling $450,000 and $1,297,500. These customers comprise approximately 58% and 55% of total revenues for fiscal 2001 and 2000, respectively.

                                                             Revenues
                                                             --------
                                                            Year Ended
                                                            ----------
                                                           December 31,
                                                           ------------
Customers                                             2001               2000
---------                                          ----------         ----------

Customer A                                         $       --         $  250,000
Customer B                                            450,000            250,000
Customer C                                                 --            250,000
Customer D                                                 --            250,000
Customer E                                                 --            200,000
Customer F (Software Sales)                                --             97,500
                                                   ----------         ----------

   TOTALS                                          $  450,000         $1,297,500
   ------                                          ==========         ==========

Listed below are those geographic regions which comprise 10 percent or more of revenue for the years ended December 31, 2001 and 2000.

Geographic Information
----------------------

Australia (Pacific Region)                         $       --         $  750,000
Caribbean                                                  --             97,500
Central American                                           --            250,000
United States                                         500,000            200,000
                                                   ----------         ----------

   TOTALS                                          $  500,000         $1,297,500
   ------                                          ==========         ==========

[4]  REALIZED LOSS ON INVESTMENTS

During the year ended December 31, 2000, the Company recorded a realized loss of investments totaling $4,637,000 related to 500,000 shares of Atlantic Internet preferred stock and 530,000 shares of Cybergames, Inc., common stock.

[5]  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2001:

                                                       Accumulated
                                                       -----------
                                              Cost     Depreciation       Net
                                           ---------   ------------    ---------

Computer Hardware                          $ 588,048     $ 482,667     $ 105,381
Equipment and Furniture                       88,182        36,162        52,020
Equipment Under Capital Lease                283,518       237,280        46,238
Leasehold Improvements                        24,763        14,008        10,755
                                           ---------     ---------     ---------

   TOTALS                                  $ 984,511     $ 770,117     $ 214,394
   ------                                  =========     =========     =========

Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $224,344 and $212,164, respectively.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------


[6]  CONVERTIBLE NOTES PAYABLE - RELATED PARTY

At December 31, 2001, the Company had a $3,734,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. As of December 31, 2001, subsidiaries of HCI owned approximately 86% of the outstanding shares of the Company's common stock. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provide for an extension of the maturity to repay all principal outstanding and related accrued interest by December 31, 2003. The notes payable are secured by substantially all assets of the Company. In November 2001, HCI converted $3,600,000 of convertible debt into 60,000,000 shares of the Company's common stock. The Company recorded interest expense of approximately $598,000 and $152,000 for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company has accrued $804,698 in interest related to the convertible debt borrowing. The Company did not repay any or principal during the years ended December 31, 2001 and 2000. During the year ended December 31, 2001, the Company repaid HCI approximately $16,000 in accrued interest.

[7]  ADVANCES - RELATED PARTY

In fiscal 2001, the Company negotiated the settlement of a principal balance of $122,350 advanced to the Company by a former officer of the Company. The provision of the settlement provided for a cash payment of $25,000 and forgiveness of the remaining $97,350 principal balance.

For the years ended December 31, 2001 and 2000, the Company recorded interest expense of approximately $-0- and $7,500, respectively.

[8]  NOTES PAYABLE

As of December 31, 2000, the Company had advances of $113,768 outstanding in connection with a trade acceptance draft program. The liability associated with this note payable was settled in full during fiscal 2001, including all applicable accrued interest.

In fiscal 2000, the Company borrowed $100,000 from customer of the Company. Terms of the note payable provide for a maturity date of August 2002. The outstanding principal balance is subject to 8.0% interest. At December 31, 2001, the Company had a $22,500 principal balance outstanding.

[9]  NOTE PAYABLE - RELATED PARTY

In January 2001, the Company borrowed $65,000 from the president of the Company. The loan agreement provides for interest at 8% per annum but contains no specific repayment terms on the principal balance. At December 31, 2001, the principal balance outstanding was $34,680. The Company recorded approximately $4,000 in interest expense in 2001. In February 2002, the Company issued 561,766 shares of its common stock in settlement of the remaining loan balance of $29,319 plus accrued interest of $4,386.

[10] CAPITAL LEASE OBLIGATIONS

The Company leases office equipment under capital leases expiring through December 2002. These leases are collateralized by the related assets. The assets and liabilities under capital leases are recorded at the present value of the net future minimum lease payments. The assets are amortized over their estimated useful lives. Amortization of assets under capital lease obligations totaled $14,507 and $85,909 for the years ended December 31, 2001 and 2000, respectively.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------


[10] CAPITAL LEASE OBLIGATIONS [CONTINUED]

As of December 31, 2001, assets under capital lease obligations are as follows:

Office Equipment                           $ 283,518
Less: Accumulated Amortization               237,280
                                           ---------

   TOTAL                                   $  46,238
   -----                                   =========

At December 31, 2001, minimum future lease payments under capital lease obligations are as follows:

2002                                          $  36,787
Thereafter                                           --
                                              ---------

Minimum Lease Payments                           36,787
Less: Amount Representing Interest                1,913
                                              ---------

Present Value of Net Minimum Lease Payments      34,874
Less: Current Portion                            34,874
                                              ---------

   LONG-TERM PORTION                          $      --
   -----------------                          =========

[11] FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including capital lease obligation and notes payables, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

[12] CAPITAL TRANSACTION

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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------


[12] CAPITAL TRANSACTION [CONTINUED]

In March 2000, the Company issued 100,000 shares of its common stock in connection with a $100,000 investment by a customer of the Company.

In April 2000, the Company issued 25,000 shares of its common stock in exchange for consulting services which have been recorded as a $25,000 expense in fiscal 2000.

In January 2001, 1,610 shares of the Company's preferred stock was converted into 500,000 shares of the Company's common stock.

In March 2001, 9,000 shares of preferred stock owned by HCI was converted into 18,610,422 shares of the Company's common stock.

In April 2001, the Company issued 225,000 shares of its common stock as part of a settlement with a former public relations consultant. The value of the shares was approximately $13,500 or $.06 per share, and was charged to operations in fiscal 2001.

During fiscal 2001, both the Chief Executive Officer and Chief Financial Officer of the Company purchased 208,334 and 333,333 shares of the Company's common stock, for $.06 per share.

[13] PROVISION FOR INCOME TAXES

Income tax [benefit] expense from continuing operations consists of the following:

                                                            December 31,
                                                            ------------
                                                         2001            2000
                                                     -----------     -----------
Current:
  Federal                                            $        --     $        --
  State                                                       --              --
                                                     -----------     -----------

  Total Current                                               --              --
                                                     -----------     -----------

Deferred:
  Federal                                                     --              --
  State                                                       --              --
                                                     -----------     -----------

  Total Deferred                                              --              --
                                                     -----------     -----------

  TAX EXPENSE [BENEFIT] - CONTINUING OPERATIONS      $        --     $        --
  ---------------------------------------------      ===========     ===========

Income tax from continuing operations at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                           December 31,
                                                           ------------
                                                         2001          2000
                                                     -----------   -----------

Federal Statutory Rate                                      34.0%         34.0%
State Income Taxes                                            --           6.0
Non-Deductible Expenses and NOL Valuation Allowance        (34.0)        (40.0)
                                                     -----------   -----------

   EFFECTIVE RATE                                             --%           --%
   --------------                                    ===========   ===========

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------


[13] PROVISION FOR INCOME TAXES [CONTINUED]

As of December 31, 2001, the Company had a gross deferred tax asset of approximately $5,800,000. The deferred tax asset primarily consists of approximately $14,500,000 of federal net operating loss tax carryforwards expiring in years 2012 through 2021. The gross deferred tax asset is offset by a valuation allowance of $5,800,000 at December 31, 2001.

The Company's valuation allowance increased by approximately $1,700,000 and $3,200,000 for the years ended December 31, 2001 and 2000, respectively.

[14] COMMITMENTS AND CONTINGENCIES

The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows. The Company is currently being in litigation with several a previous creditors for past amounts outstanding owing.

The Company rents office space under and operating lease expiring in September 2005. The lease grants an option for renewal for an additional 5 years.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2001.

Year ending                             Operating
-----------                            ----------
December 31,                             Leases
------------                           ----------

  2002                                 $  199,965
  2003                                    184,347
  2004                                    151,272
  2005                                    100,848
  Thereafter                                   --
                                       ----------

  TOTAL                                $  636,432
  -----                                ==========

Rent expense for the years ended December 31, 2001 and 2000 was $176,391 and $190,706, respectively.

In January 2001, the Company entered into a three year employment agreement with the Company's Chief Financial Officer. Terms of the agreement provide for a base salary as follows:

2001                                   $  150,000
2002                                      180,000
2003                                      240,000
                                       ----------

   TOTAL                               $  570,000
   -----                               ==========

A severance of 1.5 years of remaining base salary will be paid upon termination without cause.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------


[15] INCENTIVE STOCK OPTION PLAN

On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors [the "Plan"]. The Plan will expire December 31, 2006 unless further extended by appropriate action of the Board of Directors. Employees, directors, consultants and advisors of the Company, or any of its subsidiary corporations, are eligible for participation in the Plan. The Plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of Common Stock, $.001 par value. The shares have been reserved for issuance in accordance with the terms of the Plan. No incentive stock options have been issued under the Plan as of December 31, 2001.

The following is a summary of transactions, including the options issued to employees of the Company.

                                                                Weighted-Average
                                                                ----------------
                                                     Shares      Exercise Price
                                                   ---------     --------------

Outstanding at December 31, 1999                   1,599,000       $    2.25
Granted                                                   --              --
Exercised                                                 --              --
Canceled                                                  --              --
                                                   ---------       ---------

Outstanding at December 31, 2000                   1,599,000            2.25
                                                   ---------       ---------
Exercisable at December 31, 2000                   1,599,000            2.25
Granted                                              216,667              --
Exercised                                                 --             .03
Canceled                                                  --              --
                                                   ---------       ---------

   OUTSTANDING AT DECEMBER 31, 2001                1,815,667            2.25
   --------------------------------                ---------       ---------

   EXERCISABLE AT DECEMBER 31, 2001                1,815,667            2.25
   --------------------------------                ---------       ---------

The following table summarizes information about stock options at December 31, 2001:

                                                                               Exercisable
                                                                               -----------
                                 Outstanding Stock Options                    Stock Options
                                 -------------------------                    -------------
                                Remaining      Weighted-Average             Weighted-Average
                                ---------      ----------------             ----------------
Exercise Prices    Shares   Contractual Life    Exercise Price     Shares    Exercise Price
---------------    ------   ----------------    --------------     ------    --------------

     $3.25        175,000         3.00               $3.25        175,000         $3.25
     $4.13        700,000         3.25               $4.13        700,000         $4.13
     $2.50         88,000         3.75               $2.50         88,000         $2.50
     $1.29        115,000         3.25               $1.29        115,000         $1.29
     $2.50        521,000         3.75               $2.50        521,000         $2.50
     $0.03        283,333         4.50               $0.03        283,333         $0.03

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock option plans. In fiscal 2001, the Company granted 216,667 incentive stock options with an exercise price of $.03 per share to two employees. At the grant date, the market price per common share was $.06 per share. Accordingly, the Company has recorded an expense of approximately $6,500 for the value of the options.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------


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

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed under SFAS No. 123, "Accounting for Stock Based Compensation." The fair value of the 216,667 options issued employees was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                                December 31,
                                                                ------------
                                                                    2001
                                                                    ----

Risk-Free Interest Rate                                               5.5%
Expected Life                                                      3 years
Expected Volatility                                                 63.93%
Expected Dividends                                                     --%

The pro forma amounts are indicated below:

                                                                     Years ended
                                                                     -----------
                                                                    December 31,
                                                                    ------------
                                                                        2001
                                                                        ----
Net [Loss]:
   As Reported                                                      $(4,283,497)
   Pro Forma                                                        $(4,292,997)

Basic Net [Loss] Per Share of Common Stock:
   As Reported                                                      $      (.14)
   Pro Forma                                                        $      (.14)

[16] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 141, "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets and SFAS No. 143, "Accounting for Asset Retirement Obligations."

SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------


[16] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS [CONTINUED]

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually [or more frequently under certain conditions] for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121.

SFAS No. 143 requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement retains the requirements of SFAS No. 121 but removes goodwill from its scope and describes a probability-weighted cash flow estimation approach in evaluating possible future cash flows to be used in impairment testing. Provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

We do not expect the adoption of SFAS No. 141, 142, 143 and 144 to have a material impact on our results of operations and financial condition.

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

Based on management's plans, cash flow projections, and a firm commitment from HCI to fund future operations it appears that the Company will continue to operate on a going concern basis in the near future.

[18] MARKETING AGREEMENT

In September 2001, the Company entered into a marketing and operations agreement with UnoDosTres.Com ("UDT"). UDT operates a web site primarily catering to the Latin American Market. The agreement calls for OGS to develop and operate, on an exclusive basis, up to three online casinos (a Play for Fund and two live casinos) on the site. UDT will provide up to $155 million of television and radio advertising in support of the Company's casinos. UDT will receive a commission of 15 percent of the net revenue from the live casinos from patronage linking through its website. In exchange for developing the Play for Fun site, the Company will receive 70% of the first $40,000 of monthly revenue, and UDT will receive 30% of the first $40,000. The next $40,000 of monthly income is split in reverse as the initial $40,000 with 30% to the Company and 70% to UDT. The initial term of the Agreement will be for a period of 5 years from the live date of each of the casino sites. The agreement will automatically renew for an additional 5 year period unless cancelled by UDT or the Company. No revenue or expenses were incurred in connection with this agreement during the year ended December 31, 2001.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------


[19] SUBSEQUENT EVENTS - RELATED PARTIES

MARKETING AND MANAGEMENT AGREEMENT - In February 2002, the Company entered into a management agreement with Ahead Investments Limited ("AI"), a wholly-owned subsidiary of HCI. At December 31, 2001, the agreement entails the creation of a yet unspecified separate entity which will own an internet casino and be managed by the Company. Ownership of the Company is as follows.

AI                                88.60%
Other                             11.40%

In addition, the agreement provides an option for certain OGS personnel to purchase an aggregate of an 18.5% ownership of the entity in exchange for a total of $110,000. AI will provide funding for the project, to be about $1,100,000. The agreement provides that AI will purchase from the Company a software license fee of $250,000 plus pay the Company $200,000 for costs related to obtaining an online casino licensing for the new entity. The purchase of the license fee and payment of the online casino licensing fee costs will be financed by the Company. Terms of the financing provisions provide for AI to incur interest at a rate of 10% per annum, with the $250,000 and $200,000 lump sums amounts maturing in December 2003. AI reserves the right to offset the notes payable due them by the Company with the interest and purchase price incurred in connection with the software license purchase and online casino licensing costs.

The Company will manage the casino for AI, for a minimum management fee of $600,000 per annum, plus incentive of up to $2,000,000 annually if certain operating thresholds are met. Additionally, OGS will receive $12,500 (increasing to $15,000) per month under a software support and maintenance agreement. In the event the marketing and operations agreement is terminated, AI may exercise a "put option" which requires the Company to purchase from AI and the remaining shareholders all of the shares on the separate company based upon a fair market value per share. The fair market value shall have a minimum value of $1,300,000. The agreement also provides that the Company may exercise a "call option" to require that AI and all remaining shareholders to sell to the Company their respective shares outstanding for a fair value with a minimum value of $1,500,000. The Company may not exercise the call option if AI elects to utilize its put option.

In January 2002, the Company received a money mortgage note from Rogich Communications Group calling for the purchase of 30,000 shares per month for 12 months at a price of $.05 per share. On January 2, 2002, the Company issued the initial 30,000 shares of its common stock in exchange for $1,500. On February 7, 2002, the Company issued another 30,000 shares of its common stock in exchange for $1,500.

In January 2002, the Company issued a former investor 241,251 shares of the Company's common stock but had not formally issued the common shares of stock.

In February 2002, the Company issued 166,667 shares of its common stock to its Chief Financial Officer in connection with his employment agreement entered into in January 2001 [See Note 14].



                               . . . . . . . . . .