Form 10QSB
period 2002-03-31
ONLINE GAMING SYSTEMS LTD \
filed 2002-05-15
CIK 1003739

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to                .
                                       -------------    ---------------

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

YES  [X]  NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                           Outstanding as of May 14, 2002
---------------------------------          -------------------------------
  Common Stock, $.001 par value                       95,394,702

                                TABLE OF CONTENTS

Heading                        Part I. FINANCIAL INFORMATION                             Page
-------                        -----------------------------                             ----
Item 1     Financial Statements .....................................................     2

           Consolidated Balance Sheet-March 31, 2002 (Unaudited) ....................     3

           Consolidated Statement of Operations-Three Months Ended March 31, 2002
           (Unaudited) ..............................................................     4

           Consolidated Statement of Cash Flows-Three Months Ended March 31, 2002
           (Unaudited) ..............................................................     5

           Notes to Consolidated Financial Statements (Unaudited) ...................     6-9

Item 2     Management's Discussion and Analysis of Financial Condition and Results of
           Operation ................................................................     9-10

                               Part II. OTHER INFORMATION
                               --------------------------

Item 1     Legal Proceedings ........................................................     11

Item 2     Change in Securities .....................................................     11

Item 3     Defaults Upon Senior Securities ..........................................     11

Item 4     Submission of Matters to a Vote of Securities Holders ....................     11

Item 5     Other Information ........................................................     11

Item 6     Exhibits and Reports on Form 8-K .........................................     11

           Signatures ...............................................................     12

                                     PART 1

Item 1.    Financial Statements

           The following unaudited financial Statements for the three-month period ended March 31, 2002, have been prepared by Online Gaming Systems, Ltd. (the "Company") and Subsidiary.

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

                              Financial Statements

                                 March 31, 2002

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                March 31, 2002       December 31, 2001
                                                               ----------------      -----------------
 Assets:

 Current Assets:
   Cash                                                        $         88,113      $         123,097
   Other Current Assets                                                  18,568                 22,918
                                                               ----------------      -----------------

   Total Current Assets                                                 106,681                146,015

 Property and Equipment-Net                                             158,164                214,393

 Other Assets
   Intangible Assets-Net                                                336,153                319,333
                                                               ----------------      -----------------

   Total Assets                                                $        600,998      $         679,741
                                                               ----------------      -----------------

 Liabilities and Stockholders' Equity:

 Current Liabilities:

   Accounts Payable and Accrued Expenses                       $        361,934      $         379,125
   Notes Payable-Officers                                                    --                 34,680
   Accrued Interest-Related Party                                       916,145                804,098
   Note Payable                                                          47,500                 22,500
   Capital Lease Obligations                                             28,267                 34,874
                                                               ----------------      -----------------

   Total Current Liabilities                                          1,353,846              1,275,277

 Convertible Notes Payable-Related Party                              4,484,907              3,734,907

 Total Liabilities                                                    5,838,753              5,010,184

 Commitments and Contingencies                                               --                     --

 Stockholders' (Deficit):

 Convertible Preferred Stock-Par Value $.001 Per Share;
   Authorized 10,000,000 Shares, None Issued and Outstanding                 --                     --

 Common Stock-Par value $.001 Per Share;
   Authorized 100,000,000 Shares, Issued- 95,394,702 Shares              95,394                 94,546

 Additional Paid-in Capital                                          18,654,164             18,615,665

 Treasury Stock, 811,767 Common Shares-At Cost                       (1,730,485)            (1,730,485)

 Accumulated (Deficit)                                              (22,256,828)           (21,310,169)
                                                               ----------------      -----------------

 Total Stockholders' (Deficit)                                       (5,237,755)            (4,330,443)
                                                               ----------------      -----------------

 Total Liabilities and Stockholders' (Deficit)                 $        600,998      $         679,741
                                                               ----------------      -----------------

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Three Months ended March 31,
                                                              ---------------------------------------

                                                                    2002                   2001
                                                              ----------------       ----------------
Revenue                                                       $         64,974       $        225,105

Cost of Sales                                                               --                  9,058
                                                              ----------------       ----------------

Gross Profit                                                            64,974                216,047
                                                              ----------------       ----------------

Operating Expenses:
   General and Administrative                                          803,356                742,435
   Depreciation and Amortization                                        86,409                 59,982
                                                              ----------------       ----------------

   Total Operating Expenses                                            889,765                802,417
                                                              ----------------       ----------------

   [Loss] from Operations                                             (824,791)              (586,370)
                                                              ----------------       ----------------

Other [Expenses] Income:
   Interest Expense-Related Party                                     (112,047)              (126,000)
   Interest Expense                                                    (11,618)                (4,795)
   Settlement of debt                                                       --                 78,142
   Other Income [Expense]                                                1,796                     --
                                                              ----------------       ----------------

   Other [Expenses] Income - Net                                      (121,869)               (52,653)
                                                              ----------------       ----------------

[Loss] from Operations Before
   Income Tax [Benefit] Expense                                       (946,660)              (639,023)

Income Tax [Benefit] Expense                                                --                     --
                                                              ----------------       ----------------

   [Loss] from Operations                                             (946,660)              (639,023)
                                                              ----------------       ----------------

   Net [Loss]                                                         (946,660)              (639,023)

   Preferred Stock Dividend in Arrears                                      --                 11,250
                                                              ----------------       ----------------

   Net [Loss] Available to
   Common Stockholders                                        $       (946,660)      $       (650,273)
                                                              ----------------       ----------------

   Basic and Diluted Net [Loss]
   Per Share of Common Stock                                  $          (0.01)      $          (0.04)

   Weighted Average Shares of Common
   Stock Outstanding-Basic and Diluted                              95,040,042             14,955,925

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                              ---------------------------------------
                                                                    2002                    2001
                                                              ----------------       ----------------
Operating Activities:
   [Loss] from Operations                                     $       (946,660)      $       (639,023)
   Adjustments to Reconcile Net [Loss] Income to
     Net Cash [Used for] Operating Activities:
     Depreciation and Amortization                                      86,409                 59,982

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Prepaid Expenses
       Other Assets                                                      4,349                    688

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                           (17,191)              (480,336)
       Accrued Interest - Related Party                                112,047                126,000
                                                              ----------------       ----------------

     Net Cash - Operating Activities:                                 (761,046)              (932,689)
                                                              ----------------       ----------------

Investing Activities:
   Purchase of Patents and Licenses                                         --               (125,000)
   Purchase of Property, Equipment, and Capitalized Software           (47,000)                    --
                                                              ----------------       ----------------

   Net Cash - Investing Activities                                     (47,000)              (125,000)
                                                              ----------------       ----------------

 Financing Activities:
   Proceeds from Issuance of Common Stock                               39,349                     --
   Proceeds from Sale of Treasury Stock                                     --                 14,062
   Increase (Decrease) in Loan Payable to Officer                      (34,680)                65,000
   Proceeds from Note Payable                                           25,000                125,000
   Proceeds from Convertible Note Payable - Related Party              750,000              1,303,642
   Repayments of Note Payable                                               --                (50,000)
   Repayments of Lease Payable                                          (6,607)               (14,581)
                                                              ----------------       ----------------

   Net Cash - Financing Activities                                     773,062              1,443,123
                                                              ----------------       ----------------

[Decrease] Increase in Cash and Cash Equivalents                       (34,984)               385,434

Cash and Cash Equivalents - Beginning of Period                        123,097                 32,929
                                                              ----------------       ----------------

Cash and Cash Equivalents - End of Period                     $         88,113       $        418,363
                                                              ================       ================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                                 $         11,618       $          4,795

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

Note 1 -       Basis of Preparation
               --------------------

               The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results of operations to be reported for the full year ending December 31, 2002. These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the corporation's annual report on form 10-KSB for the year ended December 31, 2001.

Note 2 -       Major Customers
               ---------------

               Income fees derived from customers are concentrated amongst numerous customers, with the following contributing more than 10 percent of the Company's revenues during the quarter ending March 31, 2002:

                    Customer A-Software Sale Installment        46%
                    Customer B-Hardware Project                 28%
                    Customer C-Software Support Fees            23%

Note 3 -       Convertible Notes Payable - Related Party
               -----------------------------------------

               At March 31, 2002, the Company had a $4,484,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. As of March 31, 2002, subsidiaries of HCI owned approximately 86% of the outstanding shares of the Company's common stock. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provide for an extension of the maturity to repay all principal outstanding and related accrued interest by December 31, 2003. The notes payable are secured by substantially all assets of the Company. In November 2001, HCI converted $3,600,000 of convertible debt into 60,000,000 shares of the Company's common stock. As of March 31, 2002 the Company has accrued $916,145 in interest related to the convertible debt borrowing. During the quarter ended March 31, 2002, the Company repaid HCI approximately $11,014 in accrued interest.

               During the first quarter of 2002, HCI advanced the Company $750,000 in convertible notes and funds, and has stated its intent on continuing the funding of the Company through the balance of the year. During the second quarter of 2002, HCI has advanced the Company $400,000 via convertible notes.

Note 4 -       Capital Stock
               -------------

               In January 2001, 1,610 shares of the Company's preferred stock was converted into 500,000 shares of the Company's common stock.

               In March 2001, 9,000 shares of preferred stock owned by HCI were converted into 18,610,422 shares of the Company's common stock.

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

               During the first quarter 2002, the Chief Financial Officer of the Company purchased 166,667 shares of the Company's common stock, for $.06 per share.

               During the first quarter 2002, the former Chief Executive Officer of the Company was issued 561,766 shares of the Company's common stock, in settlement of a loan amount due to the former Chief Executive Officer of $34,683.

               In January 2002, the Company received a purchase money mortgage note from a consultant calling for the purchase of 30,000 shares per month for 12 months at a price of $.05 per share, the closing price on the date when the agreement was negotiated. On January 2, 2002, the Company issued the initial 30,000 shares of its common stock in exchange for $1,500. On February 7, 2002, the Company issued another 90,000 shares of its common stock in exchange for $4,500.

Note 5 -       Per Share Data
               --------------

               Per share basic data are based on the weighted average number of common shares outstanding during the respective periods. The diluted net income per share is based upon the common stock outstanding during the period and the effect of all dilutive potential common shares outstanding. The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

Note 6 -       Business Agreements
               -------------------

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

               UnoDosTres.com
               --------------

               During the third quarter of 2001, the Company announced its Marketing and Operations Agreement with UnoDosTres.com to develop and operate up to three online casinos on the popular Internet Television Network targeting the Latin American marketplace. The Internet casino being developed by Ahead Investments (see below) is the first casino related to this agreement.

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

               Internet Casino Contract-Ahead Investments Limited
               --------------------------------------------------

               In February 2002, the Company entered into a management agreement with Ahead Investments Limited ("AI"), a wholly owned subsidiary of HCI. At December 31, 2001, the agreement entails the creation of a yet unspecified separate entity that will own an Internet casino and be managed by the Company. Ownership of the Company is as follows.

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

Note 7 -       Subsequent Events
               -----------------

               During the second quarter of 2002, HCI has advanced the Company $400,000 via convertible notes.

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

       Result of Operations
       --------------------

       Three Months Ended March 31, 2002 and 2001
       ------------------------------------------

       Net Revenues. The Company's revenues decreased approximately 71% in 2002 over the same period in 2001. Revenues from operations in the first quarter 2002 were $69,474 as compared with $225,105 for the same period in 2001. The decrease in revenue was primarily due to decreases in fee-paying customers emanating from a general industry slowdown apparent since the third quarter of 2001, decreased sales of hardware products and the absence of new sales of our products. We allocated our limited resources to increased product development, as opposed to marketing and sales, to better position the company to benefit from changes occurring in the industry.

       Operating Expenses. Operating expenses increased by 11% or $87,348 in the first quarter 2002 over the same period in 2001. The increase was largely due to severance charges, as we reduced overhead relative to significant contraction in our Excel Design business, and software development, as we largely completed our new FIRE product during the first quarter, and submitted for beta testing. We expect operating expenses to be substantially lower for the remainder of the year.

       Liquidity and Capital Resources
       -------------------------------

       Cash and cash equivalents totaled $88,113 at March 31, 2002. Net cash used from operations was $736,046 primarily due to a Net Loss for the three months ended March 31, 2002 of $946,660 and offset by an increase in accrued interest to a related party of $112,047.

       Net cash used in investing activities for the three months ended March 31, 2002, was $47,000 for payments made for the further development of the Company's software.

       Net cash provided from financing activities for the three months ended March 31, 2001, was $773,062. HCI, the Company's largest stockholder funded the finance activities.

       Management believes that cash generated from future operations and continuing participation of HCI will be sufficient to satisfy the Company's current anticipated cash requirements. Failure to obtain sufficient funding from HCI could adversely effect the operating ability of the Company.

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

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

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

               The Company has sued a former employee (Cabrero) for failure to perform duties and for inducing the Company to pay him for software he did not deliver. The employee has countersued, seeking approximately $30,000 in medical expenses, with the Company failing to provide "COBRA" notice. This case will be scheduled for a non-jury trial during the first quarter of 2002.

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

Item 6.        Exhibits and Reports on Form 8-K

               (a)       Not applicable
               (b)       Reports on Form 8-K
               (i)       Form 8-K: Change of independent accountants, - January
                         30, 1997
               (ii)      Form 8-K: Acquisition of The Eminet Domain, Inc- March
                         7, 1997

               (iii)     Form 8-K: Offer to purchase Coms21 shares, - May 27,
                         1998
               (iv)      Form 8-K: Changes to executive management, - March 29,
                         2002

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Online Gaming Systems, Ltd.


Date:    May 14, 2002      By:
                                 -----------------------------
                                         (Signature)
                                 J.A. Copelyn
                                 Chairman of the Board / Chief Executive Officer

                           By:
                                 -----------------------------
                                         (Signature)
                                 Lawrence P. Tombari
                                 President/Chief Financial Officer