Form 10QSB
period 2002-06-30
ONLINE GAMING SYSTEMS LTD \
filed 2002-08-14
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002
                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________.

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

YES [ X ]      NO [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                          Outstanding as of August 14, 2002
---------------------------------           ---------------------------------
  Common Stock, $.001 par value                         95,635,953

                                TABLE OF CONTENTS


Heading                   Part I. FINANCIAL INFORMATION                     Page
-------                   -----------------------------                     ----

Item 1    Financial Statements............................................    2

          Consolidated Balance Sheet-June 30, 2002 (Unaudited)............    3

          Consolidated Statement of Operations-Six Months Ended
          June 30, 2002 (Unaudited).......................................    4

          Consolidated Statement of Operations-Three Months Ended
          June 30, 2002(Unaudited)........................................    5

          Consolidated Statement of Cash Flows-Six Months Ended
          June 30, 2002 (Unaudited).......................................    6

          Notes to Consolidated Financial Statements
          (Unaudited).....................................................  7-10

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operation.............................. 11-12


                           Part II. OTHER INFORMATION
                           --------------------------

Item 1    Legal Proceedings...............................................   13

Item 2    Change in Securities............................................   13

Item 3    Defaults Upon Senior Securities.................................   13

Item 4    Submission of Matters to a Vote of Securities Holders...........   13

Item 5    Other Information...............................................   13

Item 6    Exhibits and Reports on Form 8-K................................   13

          Signatures......................................................   14

                                     PART 1


Item 1.     Financial Statements

            The following unaudited financial Statements for the six-month periods ended June 30, 2002 and 2001 have been prepared by Online Gaming Systems, Ltd. (the "Company") and Subsidiary.



                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

                                    Financial Statements

                                    June 30, 2002

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                June 30,        December 31,
                                                                  2002              2001
                                                              ------------      ------------
Assets:

Current Assets:
  Cash                                                        $     40,376      $    123,097
  Note Receivable                                                  125,000                --
  Other Current Assets                                              17,244            22,918
                                                              ------------      ------------

  Total Current Assets                                             182,620           146,015

Property and Equipment-Net                                         102,951           214,393

Other Assets
  Intangible Assets-Net                                            331,179           319,333
                                                              ------------      ------------

  Total Assets                                                $    616,750      $    679,741
                                                              ------------      ------------

Liabilities and Stockholders' Equity:

Current Liabilities:
  Accounts Payable and Accrued Expenses                       $    260,301      $    379,125
  Notes Payable-Officers                                                --            34,680
  Accrued Interest-Related Party                                 1,038,192           804,098
  Note Payable                                                      45,000            22,500
  Capital Lease Obligations                                         11,478            34,874
                                                              ------------      ------------

  Total Current Liabilities                                      1,354,971         1,275,277

Convertible Notes Payable-Related Party                          4,384,907         3,734,907
                                                              ------------      ------------

Total Liabilities                                                5,739,878         5,010,184

Commitments and Contingencies                                           --                --

Stockholders' (Deficit):

Convertible Preferred Stock-Par Value $.001 Per Share;
Authorized 10,000,000 Shares, None Issued and Outstanding               --                --

Common Stock-Par value $.001 Per Share;
Authorized 100,000,000 Shares, Issued and outstanding-
95,635,953 Shares at June 30, 2002                                  95,635            94,546

Additional Paid-in Capital                                      18,904,164        18,615,665

Treasury Stock, 811,767 Common Shares-At Cost                   (1,730,485)       (1,730,485)

Accumulated (Deficit)                                          (22,392,442)      (21,310,169)
                                                              ------------      ------------

Total Stockholders' (Deficit)                                   (5,123,128)       (4,330,443)
                                                              ------------      ------------

Total Liabilities and Stockholders' (Deficit)                 $    616,750      $    679,741
                                                              ------------      ------------

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)


                                                Six Months Ended June 30,
                                                 2002              2001
                                             ------------      ------------

Revenue
  - Related Party                            $    250,000      $         --
  - Other                                         290,233           497,138
                                             ------------      ------------

Total Revenue                                $    540,233      $    497,138

Cost of Sales                                          --            17,141
                                             ------------      ------------

Gross Profit                                      540,233           479,997
                                             ------------      ------------

Operating Expenses:
  General and Administrative                    1,192,958         1,882,724
  Depreciation and Amortization                   174,095           125,735
                                             ------------      ------------

Total Operating Expenses                        1,367,053         2,008,459
                                             ------------      ------------

[Loss] from Operations                           (826,820)       (1,528,462)
                                             ------------      ------------

Other [Expenses] Income:
  Interest Expense-Related Party                 (254,608)         (269,500)
  Interest Expense                                 (2,643)          (17,482)
  Settlement of debt                                   --          (200,000)
  Other Income [Expense]                            1,796              (358)
                                             ------------      ------------

  Other [Expenses] Income - Net                  (255,455)         (487,340)
                                             ------------      ------------

[Loss] from Operations Before
Income Tax [Benefit] Expense                   (1,082,275)       (2,015,802)

Income Tax [Benefit] Expense                           --                --
                                             ------------      ------------



Net [Loss]                                     (1,082,275)       (2,015,802)


  Preferred Stock Dividend in Arrears                  --            22,500
                                             ------------      ------------

    Net Income [Loss] Available to
    Common Stockholders                      $ (1,082,275)     $ (2,038,302)
                                             ------------      ------------

    Basic and Diluted Net [Loss]
    Per Share of Common Stock                $       (.01)     $       (.12)

    Weighted Average Shares of Common
    Stock Outstanding-Basic and Diluted        95,231,370        16,811,076


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED JUNE 30,2002
                                   (UNAUDITED)


                                               Three Months Ended June 30,
                                                 2002              2001
                                             ------------      ------------

Revenue
  -Related Party                             $    250,000      $         --
  -Other                                          225,259           272,033
                                             ------------      ------------

Total Revenue                                $    475,259      $    272,033

Cost of Sales                                          --             8,084
                                             ------------      ------------

Gross Profit                                      475,259           263,949
                                             ------------      ------------

Operating Expenses:
  General and Administrative                      389,601         1,140,288
  Depreciation and Amortization                    87,686            65,753
                                             ------------      ------------

Total Operating Expenses                          477,287         1,206,041
                                             ------------      ------------

[Loss] from Operations                             (2,028)         (942,092)
                                             ------------      ------------

Other [Expenses] Income:
  Interest Expense-Related Party                 (131,547)         (143,500)
  Interest Expense                                 (2,039)          (12,687)
  Settlement of debt                                               (200,000)
  Other Income [Expense]                               --           (78,500)
                                             ------------      ------------

  Other [Expenses] Income - Net                  (133,586)         (434,687)
                                             ------------      ------------

[Loss] from Operations Before
Income Tax [Benefit] Expense                     (135,614)       (1,376,779)

Income Tax [Benefit] Expense                           --                --
                                             ------------      ------------



Net [Loss]                                       (135,614)       (1,376,779)


  Preferred Stock Dividend in Arrears                  --            11,250
                                             ------------      ------------

    Net [Loss] Available to
    Common Stockholders                      $   (135,614)     $ (1,388,029)
                                             ------------      ------------

    Basic and Diluted Net [Loss]
    Per Share of Common Stock                $      (0.00)     $       (.07)

    Weighted Average Shares of Common
    Stock Outstanding-Basic and Diluted        95,635,953        18,666,227


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six Months Ended June 30,
                                                                   2002             2001
                                                                -----------      -----------
Operating Activities:
  [Loss] from Operations                                        $(1,082,275)     $(2,015,802)
  Adjustments to Reconcile Net [Loss] Income to
    Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                   174,095          125,735

  Issuance of Common Stock for cancellation of indebtedness                          200,000

Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Note Receivable                                                (125,000)
    Other Assets                                                      5,674          (11,846)

  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses                          (118,823)        (745,127)
    Accrued Interest - Related Party                                234,094          269,500
                                                                -----------      -----------

Net Cash - Operating Activities:                                   (912,235)      (2,177,540)
                                                                -----------      -----------

Investing Activities:
  Purchase of Patents and Licenses                                       --         (125,000)
  Purchase of Property, Equipment, and Capitalized Software         (74,500)              --
                                                                -----------      -----------

Net Cash - Investing Activities                                     (74,500)        (125,000)
                                                                -----------      -----------

Financing Activities:
  Proceeds from Issuance of Common Stock                              4,910               --
  Proceeds from Sale of Treasury Stock                                   --           14,062
  Increase (Decrease) in Loan Payable to Officer                         --           83,754
  Proceeds from Note Payable                                         25,000          125,000
  Proceeds from Convertible Note Payable - Related Party          1,150,000        2,293,642
  Repayment of Convertible Note Payable - Related Party            (250,000)              --
  Repayments of Note Payable                                         (2,500)        (182,500)
  Repayments of Capital Lease Payable                               (23,396)         (58,467)
                                                                -----------      -----------

Net Cash - Financing Activities                                     904,014        2,275,491
                                                                -----------      -----------

[Decrease] Increase in Cash and Cash Equivalents                    (82,721)         (27,049)

Cash and Cash Equivalents - Beginning of Period                     123,097           32,929
                                                                -----------      -----------

Cash and Cash Equivalents - End of Period                       $    40,376      $     5,880
                                                                ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
    Interest                                                    $    23,157      $    17,482
    Taxes                                                                --               --

Supplemental Disclosure of Non-cash Financing Activities:

The Company sold the software license to a related party for $250,000, and offset convertible debt in the amount of $250,000 due the related party. The total amount of $250,000 was credited to additional paid in capital.

The Company issued 561,766 shares of common stock of the Company at $.06 per share to a former CEO& President of the company in exchange for cancellation of an amount owed.

During the six month period ended June 30, 2001 the Company issued 225,000 shares of common stock to a former consultant in exchange for cancellation of indebtedness. Accordingly non-cash expense of $200,000 was recognized.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

Note 1 -    Basis of Preparation
            --------------------

            The accompanying unaudited consolidated financial statements of Online Gaming Systems, Ltd and Subsidiary (the " Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim period are not necessary indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 2 -    Significant Accounting Policies
            -------------------------------

            The accounting policies followed by the Company are set forth in
            Note 2 to the Company's financial statements in the December 31, 2001 Form 10-KSB.

Note 3 -    Per Share Data
            --------------

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


Note 4 -    Major Customers
            ---------------

            Income fees derived from customers are concentrated amongst numerous customers, with the following contributing more than 10 percent of the Company's revenues during the six-month period ending June 30, 2002:

                  Customer A-related party            46%
                  Customer B                          16%

Note 5 -    Convertible Notes Payable - Related Party
            -----------------------------------------

            At June 30, 2002, the Company had a $4,384,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. As of June 30, 2002, subsidiaries of HCI owned approximately 86% of the outstanding shares of the Company's common stock. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provide for an extension of the maturity to repay all principal outstanding and related accrued interest by December 31, 2003. The notes payable are secured by substantially all assets of the Company. In November 2001, HCI converted $3,600,000 of convertible debt into 60,000,000 shares of the Company's common stock. As of June 30, 2002 the Company has accrued $1,038,192 in interest related to the convertible debt borrowing. During the six-month periods ended June 30, 2002 and 2001 the Company repaid HCI approximately $20,514 and $16,046 in accrued interest respectively.

            During the first quarter of 2002, HCI advanced the Company $750,000 in convertible notes and funds.

            During the second quarter of 2002, HCI advanced the Company $400,000 in convertible notes and funds.

            During the second quarter of 2002 the Company sold the software license of its ICE product for a fee of $250,000 to International Gaming & Entertainment Ltd. ("IGEC") and provided management services in connection with developing an Internet casino and securing requisite licensing for an additional fee of $250,000. Ahead Investments ("AI") is the majority shareholder of IGEC. AI is a wholly owned subsidiary of HCI and majority stockholder of the Company. Per the agreement IGEC exercised its right to pay for the license fee and management services by offsetting $500,000 of convertible debt due AI. The Company recorded the total amount of $250,000 of the sale of the software license as additional paid in capital.

            See Note 6 for additional business agreements.

Note 6 -    Capital Stock
            -------------

            During the first quarter 2002, the Chief Financial Officer of the Company purchased 166,667 shares of the Company's common stock, at $.06 per share.

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

            In the second quarter of 2002, 241,251 shares of the Company's common stock were issued to a previous customer in satisfaction of an investment made in the Company.


Note 7 -    Business Agreements
            -------------------

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

Note 7 -    New Authoritative Accounting Pronouncements
            -------------------------------------------

            On August 15, 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations ["SFAS No.143"]. SFAS No.143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No.143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No.143 as a change in accounting principle. The Company is not currently affected by this Statement's requirements.

            On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement No.145, Rescission of FASB Statements No.4, 44 and 64,Amendment of FASB Statement No. 13 and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements.

            Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 and amended Statement 4, is no longer necessary because Statement 4 has been rescinded.

            Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. This Statement also makes technical corrections to exiting pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

            The Company is not currently affected by this Statement's requirements.




Item 2.     Management's Discussion and Analysis of Financial Condition and
            ------------------------------------------------------------------
            Results of Operations
            ---------------------

            Six Months Ended June 30, 2002 and 2001
            ---------------------------------------

            Net Revenues. The Company's revenues increased approximately 8.5% in 2002 over the same period in 2001. Revenues from operations for the six-month ended June 30, 2002 were $540,233 as compared with $497,138 for the same period in 2001. The increase in revenue was primarily due to an increase in sales of our software products and consulting services performed to a related party of $250,000. This was partially offset by decreases in fee-paying customers emanating from a general industry slowdown apparent since the third quarter of 2001. We allocated our limited resources to increased product development, as opposed to marketing and sales, to better position the company to benefit from changes occurring in the industry.

            Operating Expenses. Operating expenses decreased by 32% or $641,406 for the six-month period ended June 30, 2002 over the same period in 2001. The decrease was largely due to downsizing of employees, resulting in reduced payroll costs and reducing certain operating expenses. We focused our business on Internet gaming software, and significantly reduced our involvement in the hardware portion of our business. Accordingly, we experienced relatively significant severance and related charges during the past six months.

            Three Months Ended June 30, 2002 and 2001
            -----------------------------------------

            Net Revenues. The Company's revenues increased approximately 74.6% in 2002 over the same period in 2001. Revenues from operations for the three-month ended June 30, 2002 were $475,259 as compared with $272,033 for the same period in 2001. The increase in revenue was primarily due to consulting fees of $250,000 performed to a related party, and licensing of software product. This was partially offset by decreases in fee-paying customers emanating from a general industry slowdown apparent since the third quarter of 2001.

            Operating Expenses. Operating expenses decreased by 60% or $728,754 for the three-month period ended June 30, 2002 over the same period in 2001. The decrease was largely due to downsizing of employees, resulting in reduced payroll costs and reducing certain operating expenses.

            Liquidity and Capital Resources
            -------------------------------

            Cash and cash equivalents totaled $40,376 at June 30, 2002. Net cash used from operations was $912,235 primarily due to a Net Loss for the six months ended June 30, 2002 of $1,082,274, a reduction in Accounts Payable and accrued expenses of $143,823 and an increase in a Note Receivable of $125,000. This was offset by an increase in accrued interest to a related party of $234,09 and non-cash depreciation and amortization of $174,905.

            Net cash used in investing activities for the six months ended June 30, 2002, was $74,500 for payments made for the further development of the Company's software.

            Net cash provided from financing activities for the six months ended June 30, 2002, was $904,014. HCI, the Company's largest stockholder advanced $1,150,000 of which $250,000 was offset for payment for a software license.

            Our ability to meet our future obligations in relation to the orderly payment of our recurring obligations on a current basis is totally dependent on our ability to attain a profitable level of operations, and receive required working capital advances from our shareholders. Failure to obtain sufficient funding from HCI could adversely affect the operating ability of the Company.

            Forward -Looking Statements
            ---------------------------

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

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                                  JUNE 30, 2002

                                     PART II

Item 1.     Legal Proceedings

            During the second quarter of 2002, RCS Financial Services, Ltd filed suit against the Company for repayment of a loan, alleging a remaining balance of $47,500. The Company is currently investigating the matter, and has retained counsel to defend the claim. There were no other new legal proceedings filed or threatened involving the Company during the six-month period ended June 30, 2002.

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   None

            (b)   Reports on Form 8-K

            Form 8-K: Changes to executive management, - March 29, 2002

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Online Gaming Systems, Ltd.



Date: August 14, 2002               By:   /s/ J.A. Copelyn
                                          ----------------------------------
                                          (Signature)
                                          J.A. Copelyn
                                          Chairman of the Board / Chief
                                          Executive Officer

                                    By:   /s/ Lawrence P. Tombari
                                          ----------------------------------
                                          (Signature)
                                          Lawrence P. Tombari
                                          President/Chief Financial Officer