Form 10QSB
period 2002-09-30
ONLINE GAMING SYSTEMS LTD \
filed 2002-11-12
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________.

                         Commission File Number: 0-27256
                                                 -------

                           ONLINE GAMING SYSTEMS, LTD.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                    65-0512785
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification number)
incorporation or organization)

              3225 McLeod Drive 1st Floor, Las Vegas, Nevada 89121
              ----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone no., including area code: (702) 836 -3042

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]    NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                             Outstanding as of November 7, 2002
-----------------------------                 ----------------------------------
Common Stock, $.001 par value                             96,365,953

                                TABLE OF CONTENTS


Heading                   Part I. FINANCIAL INFORMATION                     Page
-------                   -----------------------------                     ----

Item 1   Financial Statements............................................     2

         Consolidated Balance Sheet-September 30, 2002
         ((Unaudited)....................................................     3

         Consolidated Statement of Operations-Nine Months Ended
         September 30, 2002 (Unaudited)..................................     4

         Consolidated Statement of Operations-Three Months Ended
         September 30,2002 (Unaudited)...................................     5

         Consolidated Statement of Cash Flows-Nine Months Ended
         September 30, 2002 (Unaudited)..................................     6

         Notes to Consolidated Financial Statements (Unaudited)..........     7

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operation............................................    10


                           Part II. OTHER INFORMATION
                           --------------------------

Item 1   Legal Proceedings...............................................    13

Item 2   Change in Securities............................................    13

Item 3   Defaults Upon Senior Securities.................................    13

Item 4   Submission of Matters to a Vote of Securities Holders...........    13

Item 5   Other Information...............................................    13

Item 6   Exhibits and Reports on Form 8-K................................    13

         Signatures......................................................    14

         Certifications..................................................    15

                                     PART 1


Item 1.  Financial Statements

         The following unaudited financial Statements for the nine-month periods ended September 30, 2002 and 2001 have been prepared by Online Gaming Systems, Ltd. (the "Company") and Subsidiary.



                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

                              Financial Statements

                               September 30, 2002

                       ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET

                                                            September 30,   December 31,
                                                            ------------    ------------
                                                                2002            2001
                                                                ----            ----
                                                            (Unaudited)
                                                            ------------    ------------
Assets:

Current Assets:
  Cash                                                      $     55,515    $    123,097
  Other Current Assets                                            17,018          22,918
                                                            ------------    ------------

  Total Current Assets                                            72,533         146,015

Property and Equipment-Net of accumulated depreciation            80,472         214,393

Intangible Assets-Net of accumulated amortization                326,665         319,333
                                                            ------------    ------------

  Total Assets                                              $    479,670    $    679,741
                                                            ------------    ------------

Liabilities and Stockholders' Equity:

Current Liabilities:
  Accounts Payable and Accrued Expenses                     $    262,910    $    379,125
  Notes Payable-Officers                                              --          34,680
  Accrued Interest-Related Party                               1,165,629         804,098
  Note Payable                                                    70,000          22,500
  Capital Lease Obligations                                        5,868          34,874
                                                            ------------    ------------

  Total Current Liabilities                                    1,504,407       1,275,277

Convertible Notes Payable-Related Party                        4,804,907       3,734,907
                                                            ------------    ------------

Total Liabilities                                              6,309,314       5,010,184

Commitments and Contingencies                                         --              --

Stockholders' (Deficit):

Convertible Preferred Stock-Par Value $.001 Per Share;
Authorized 10,000,000 Shares, None Issued and Outstanding             --              --

Common Stock-Par value $.001 Per Share;
Authorized 100,000,000 Shares, Issued and outstanding-
96,365,953 Shares at September 30, 2002                           96,365          94,546

Additional Paid-in Capital                                    18,695,434      18,615,665

Treasury Stock, 811,767 Common Shares-At Cost                 (1,730,485)     (1,730,485)

Accumulated (Deficit)                                        (22,890,958)    (21,310,169)
                                                            ------------    ------------

Total Stockholders' (Deficit)                                 (5,829,644)     (4,330,443)
                                                            ------------    ------------

Total Liabilities and Stockholders' (Deficit)               $    479,670    $    679,741
                                                            ------------    ------------

              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Nine Months Ended September 30,

                                                     2002              2001
                                                     ----              ----

Revenue
  Related Party                                  $    250,000      $         --
  Other                                               436,706           693,937
                                                 ------------      ------------

Total Revenue                                         686,706           693,937

Cost of Sales                                              --            17,142
                                                 ------------      ------------

Gross Profit                                          686,706           676,795
                                                 ------------      ------------

Operating Expenses:
  General and Administrative                        1,631,727         2,930,995
  Depreciation and Amortization                       242,238           185,719
                                                 ------------      ------------

Total Operating Expenses                            1,873,965         3,116,714
                                                 ------------      ------------

[Loss] from Operations                             (1,187,259)       (2,439,919)
                                                 ------------      ------------

Other [Expenses] Income:
  Interest Expense-Related Party                     (392,005)         (445,097)
  Interest Expense                                     (3,323)          (16,245)
  Settlement of debt                                       --          (200,000)
  Other Income [Expense]                                1,797          (183,732)
                                                 ------------      ------------

  Other [Expenses] - Net                             (393,531)         (845,074)
                                                 ------------      ------------

[Loss] from Operations Before
Income Tax [Benefit] Expense                       (1,580,790)       (3,284,993)

Income Tax [Benefit] Expense                               --                --
                                                 ------------      ------------

  [Loss] from Operations                           (1,580,790)       (3,284,993)
                                                 ------------      ------------

Net [Loss]                                         (1,580,790)       (3,284,993)

  Preferred Stock Dividend in Arrears                      --                --
                                                 ------------      ------------

    Net [Loss] Available to
    Common Stockholders                          $ (1,580,790)     $ (3,284,993)
                                                 ------------      ------------

    Basic and Diluted Net [Loss]
    Per Share of Common Stock                    $       (.01)     $       (.15)

    Weighted Average Shares of Common
    Stock Outstanding-Basic and Diluted            95,336,529        22,440,889



              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended September 30,

                                                    2002              2001
                                                    ----              ----

Revenue
  Related Party                                 $         --      $         --
  Other                                              146,473           196,798
                                                ------------      ------------

Total Revenue                                        146,473           196,798

Cost of Sales                                             --                --
                                                ------------      ------------

Gross Profit                                         146,473           196,798
                                                ------------      ------------

Operating Expenses:
  General and Administrative                         438,769         1,048,271
  Depreciation and Amortization                       68,143            59,984
                                                ------------      ------------

Total Operating Expenses                             506,912         1,108,255
                                                ------------      ------------

[Loss] from Operations                              (360,439)         (911,457)
                                                ------------      ------------

Other [Expenses] Income:
  Interest Expense-Related Party                    (137,397)         (173,500)
  Interest Expense                                      (680)             (860)
  Other Income [Expense]                                  --          (183,734)
                                                ------------      ------------

  Other [Expenses] - Net                            (138,077)         (357,734)
                                                ------------      ------------

[Loss] from Operations Before
Income Tax [Benefit] Expense                        (498,516)       (1,269,191)

Income Tax [Benefit] Expense                              --                --
                                                ------------      ------------

[Loss] from Operations                              (498,516)       (1,269,191)
                                                ------------      ------------

Net [Loss]                                          (498,516)       (1,269,191)

  Preferred Stock Dividend in Arrears                     --                --
                                                ------------      ------------

    Net [Loss] Available to
    Common Stockholders                         $   (498,516)     $ ( 1,269,191)
                                                ------------      ------------

    Basic and Diluted Net [Loss]
    Per Share of Common Stock                   $      (0.01)     $       (.04)

    Weighted Average Shares of Common
    Stock Outstanding-Basic and Diluted           95,546,846        33,985,792



              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                        ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Nine Months Ended September 30,

                                                                  2002           2001
                                                                  ----           ----

Operating Activities:
  [Loss] from Operations                                      $(1,580,790)   $(3,284,993)
  Adjustments to Reconcile Net [Loss] Income to
    Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                 242,238        185,719
  Issuance of Common Stock for services rendered                   34,000
  Issuance of Common Stock for cancellation of indebtedness                      200,000
  Issuance of Common Stock for services rendered                                 (38,769)

Changes in Assets and Liabilities:
  [Increase] Decrease in:

    Other Assets                                                   (4,747)       (17,622)

  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses                        (116,218)      (707,817)
    Accrued Interest - Related Party                              361,531        445,097
                                                              -----------    -----------

Net Cash - Operating Activities:                               (1,063,986)    (3,218,385)
                                                              -----------    -----------

Investing Activities:
  Purchase of Patents and Licenses                                     --       (125,000)
  Purchase of Property, Equipment, and Capitalized Software      (105,000)       (80,548)
                                                              -----------    -----------

Net Cash - Investing Activities                                  (105,000)      (205,548)
                                                              -----------    -----------

Financing Activities:
  Proceeds from Issuance of Common Stock                           12,910         17,500
  Proceeds from Sale of Treasury Stock                                 --         14,062
  Increase (Decrease) in Loan Payable to Officer                       --         91,254
  Proceeds from Note Payable                                       50,000        132,500
  Proceeds from Convertible Note Payable - Related Party        1,320,000      3,538,642
  Repayment of Convertible Note Payable - Related Party          (250,000)            --
  Repayments of Note Payable                                       (2,500)      (282,500)
  Repayments of Lease Payable                                     (29,006)       (85,888)
                                                              -----------    -----------

Net Cash - Financing Activities                                 1,101,404      3,425,570
                                                              -----------    -----------

[Decrease] Increase in Cash and Cash Equivalents                  (67,582)         1,637

Cash and Cash Equivalents - Beginning of Period                   123,097         32,929
                                                              -----------    -----------

Cash and Cash Equivalents - End of Period                     $    55,515    $    34,566
                                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:

    Interest                                                  $    33,796    $    37,805
    Taxes                                                              --             --

    Supplemental Disclosure of  Non-cash Financing Activities:

The Company issued 561,766 shares of common stock of the Company at $.06 per share to a former CEO& President of the company in exchange for cancellation of an amount owed.

During the nine month period ended September 30, 2001 the Company issued 225,000 shares of common stock to a former consultant in exchange for cancellation of indebtedness. Accordingly non-cash expense of $200,000 was recognized.

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                   ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2002


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


Note 4 -      Major Customers
              ---------------

              Income fees derived from customers are concentrated amongst numerous customers, with the following contributing more than 10 percent of the Company's revenues during the nine-month period ending September 30, 2002:

                    Customer A-related party               36%
                    Customer B                             36%

Note 5 -      Convertible Notes Payable - Related Party
              -----------------------------------------

              At September 30, 2002, the Company had a $4,804,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. As of September 30, 2002, subsidiaries of HCI owned approximately 86% of the outstanding shares of the Company's common stock. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provide for an extension of the maturity to repay all principal outstanding and related accrued interest by December 31, 2003. The notes payable are secured by substantially all assets of the Company. In November 2001, HCI converted $3,600,000 of convertible debt into 60,000,000 shares of the Company's common stock. As of September 30, 2002 the Company has $1,165,629 in interest related to the convertible debt borrowing. During the nine-month periods ended September 30, 2002 and 2001 the Company repaid HCI approximately $30,473 and $16,046 in accrued interest respectively.

              During the first quarter of 2002, HCI advanced the Company $750,000 in convertible notes and funds.

              During the second quarter of 2002, HCI advanced the Company $400,000 in convertible notes and funds

              During the second quarter of 2002 the Company provided management services in connection with developing an Internet casino and securing requisite licensing to International Gaming & Entertainment Ltd.("IGEC") for a fee of $250,000. Ahead Investments ("AI") is the majority shareholder of IGEC. AI is a wholly owned subsidiary of HCI and majority stockholder of the Company. Per the agreement IGEC exercised its right to pay for the license fee and management services by offsetting $250,000 of convertible debt due AI.

              During the third quarter of 2002, HCI advanced the Company $170,000 in convertible notes and funds

              See Note 7 for additional business agreements.


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

              In January 2002, the Company received a purchase money mortgage note from a consultant calling for the purchase of 30,000 shares per month for 12 months at a price of $.05 per share, the closing price on the date when the agreement was negotiated. On January 2, 2002, the Company issued the initial 30,000 shares of its common stock in exchange for $1,500. On February 7, 2002, the Company issued another 90,000 shares of its common stock in exchange for $4,500. On August 8, 2002 the Company issued another 30,000 shares of its common stock.

              In the second quarter of 2002, 241,251 shares of the Company's common stock were issued to a previous customer in satisfaction of an investment made in the Company.

              During the third quarter 2002, the Chief Financial Officer of the Company purchased 133,333 shares of the Company's common stock, at $.06 per share.

              In the third quarter 2002, 541,667 shares of the Company's common stock with a fair market value of $0.06 per share were issued as consideration for rent in arrears. Additionally the Company issued 25,000 shares of common stock with a fair market value of $0.06 per share to a consultant for services rendered.


Note 7 -      Business Agreements
              -------------------

              UnoDosTres.com
              --------------

              During the third quarter of 2001, the Company executed a Marketing and Operations Agreement with UnoDosTres.com ("UDT) whereby it was granted exclusive rights to market up to three Internet Casinos on the UDT site and UDT agreed to provide up to $155 million of bartered advertising to promote the Internet casinos. The Agreement called for the first of the Internet casinos to be open not later than September 19, 2002.

              Due to delays in completion of certification for the Internet casino that the company will be managing for International Gaming & Entertainment Corporation, an affiliate, the casino was not open as of September 19, 2002. On September 25, 2002 UDT informed the Company that the agreement would be terminated, and has proposed certain changes to the various of the business points of the original Agreement. The Company is currently negotiating a new agreement with UDT.

Note 8-       New Authoritative Accounting Pronouncements
              -------------------------------------------

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


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         Result of Operations
         --------------------

         Nine Months Ended September 30, 2002 and 2001
         ---------------------------------------------

         Net Revenues. The Company's revenues decreased approximately 1% in 2002 over the same period in 2001. Revenues from operations for the nine-month ended September 30, 2002 were $686,706 as compared with $693,937 for the same period in 2001. The decreases in fee-paying customers emanating from a general industry slowdown apparent since the third quarter of 2001 and a offset of consulting fees to a related party for $250,000. We allocated our limited resources to increased product development, as opposed to marketing and sales, to better position the company to benefit from changes occurring in the industry.

         Operating Expenses. Operating expenses decreased by 40% or $1,242,749 for the nine-month period ended September 30, 2002 over the same period in 2001. The decrease was largely due to downsizing of employees, resulting in reduced payroll costs and reducing certain operating expenses. We focused our business on Internet gaming software, and significantly reduced our involvement in the hardware portion of our business. Accordingly, we experienced relatively significant severance and related charges during the past nine months.

         Three Months Ended September 30, 2002 and 2001
         ----------------------------------------------

         Net Revenues. The Company's revenues decreased approximately 26% in 2002 over the same period in 2001. Revenues from operations for the three-month ended September 30, 2002 were $146,473 as compared with $196,798 for the same period in 2001. The decrease in revenue was primarily due to a decrease in fee-paying customers emanating from a general industry slowdown apparent since the third quarter of 2001. Additionally, significant revenue during 2001 was derived from hardware and related services, of which those projects have been completed, and the company is no longer as involved in this line of business.

         Operating Expenses. Operating expenses decreased by 54% or $601,343 for the three-month period ended September 30, 2002 over the same period in 2001. The decrease was largely due to downsizing of employees, resulting in reduced payroll costs and reducing certain operating expenses.


         Liquidity and Capital Resources
         -------------------------------

         Cash and cash equivalents totaled $55,515 at September 30, 2002. Net cash used from operations was $1,063,986 primarily due to a Net Loss for the nine months ended September 30, 2002 of $1,580,790, a reduction in Accounts Payable and accrued expenses of $116,218, an increase in accrued interest to a related party of $361,531 and non-cash depreciation and amortization of $242,238.

         Net cash used in investing activities for the nine months ended September 30, 2002, was $105,000 for payments made for the further development of the Company's software.

         Net cash provided from financing activities for the nine months ended September 30, 2002, was $851,404. HCI, the Company's largest stockholder advanced $1,320,000 of which $250,000 was offset for payment of consulting fees.

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

         Controls and Procedures
         -----------------------

         (a) Explanation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

              During the third quarter of 2002, counsel for Chipstead Consultants Limited, an Australian company threatened litigation against the company, alleging a software purchase transaction in January of 2000 whereby the company failed to deliver the software in exchange for deposits totaling $112,500. The Company has responded to Chipstead's counsel, asserting that it provided software and support to Chipstead that included the alleged amount. The Company has not retained counsel at this point.

              There were no other new legal proceedings filed or threatened involving the Company during the nine-month period ended September 30, 2002.

Item 2.       Changes in Securities

              None.

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


                                       Online Gaming Systems, Ltd.



Date: November 8, 2002                 By: /s/ J.A. COPELYN
                                           -------------------------------------
                                           (Signature)
                                           J.A. Copelyn
                                           Chairman of the Board / Chief
                                           Executive Officer


                                       By: /s/ LAWRENCE P. TOMBARI
                                           -------------------------------------
                                           (Signature)
                                           Lawrence P. Tombari
                                           President/Chief Financial Officer

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, J.A. Copelyn, Chief Executive Officer of Online Gaming Systems, Ltd. (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (a) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002, which this certification accompanies (the "Periodic Report") fully complies with the requirements of Section 13(a) fo the Securities Exchange Act of 1934; and

         (b) that information contained in the Periodic Report fairly presents, in all material respect, the financial condition and results of operations of the Company.



Date: November 8, 2002                 By: /s/ J.A. COPELYN
                                           -------------------------------------
                                           J.A. Copelyn
                                           Chief Executive Officer
                                           Online Gaming Systems, Ltd.



I, Lawrence P. Tombari, Chief Financial Officer of Online Gaming Systems, Ltd. (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (a) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002, which this certification accompanies (the "Periodic Report") fully complies with the requirements of Section 13(a) fo the Securities Exchange Act of 1934; and

         (b) that information contained in the Periodic Report fairly presents, in all material respect, the financial condition and results of operations of the Company.



Date: November 8, 2002                 By: /s/ LAWRENCE P. TOMBARI
                                           -------------------------------------
                                           Lawrence P. Tombari
                                           Chief Financial Officer
                                           Online Gaming Systems, Ltd.