Form 10KSB
period 2002-12-31
ONLINE GAMING SYSTEMS LTD \
filed 2003-04-11
CIK 1003739

U.S SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from January 1, 2002 to December 31, 2002

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


              3225 McLeod Drive, 1st Floor, Las Vegas, Nevada 89121
     -----------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (702) 836-3042
     -----------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

         State issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended December 31, 2002 were $ 699,905.

         The aggregate market value at April 1, 2003 of shares of the registrant's Common Stock, $.001 par value per share (based upon the closing price of $ .01 per share of such stock on the Nasdaq OTC Bulletin Board on such date), held by non-affiliates of the Registrant was approximately $170,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 1, 2003 there were outstanding 96,415,953 shares of the Registrant's Common Stock, $.001 par value.

         Transitional Small Business Disclosure Format (check one):

                               Yes [X]     No [ ]

                                TABLE OF CONTENTS


                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS........................................       1
           General......................................................       1
           Overview.....................................................       1
           Products and Services........................................       2
           Business Model...............................................       3
           Industry Overview............................................       4
           Regulation...................................................       6
           Marketing....................................................       9
           Trademarks and Patents.......................................       9
           Competition..................................................       9
           Employees....................................................      10
           Recent Developments..........................................      10

ITEM 2   DESCRIPTION OF PROPERTY........................................      13

ITEM 3   LEGAL PROCEEDINGS..............................................      13

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............      14


                                     PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......      14

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......      15
           Overview.....................................................      15
           Results of Operations........................................      16
           Liquidity and Capital Resources..............................      16
           Inflation....................................................      17

ITEM 7   FINANCIAL STATEMENTS...........................................      17


                                    PART III

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES......................................      17

ITEM 9   EXECUTIVE COMPENSATION.........................................      17

ITEM 10  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.....................................................      19

ITEM 11  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................      20

ITEM 12  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............      21


                                     PART IV

ITEM 13  EXHIBITS, LIST AND REPORTS ON FROM 10KSB.......................      23

         SIGNATURES.....................................................      25

         CERTIFICATIONS.................................................      26

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


In August 1999 we changed our name to Online Gaming Systems, Ltd. In September 2000 we relocated our corporate offices to Las Vegas, Nevada.

In November 2002 we increased our authorized capital stock of common stock from 100,000,000 to 200,000,000

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

FIRE - The flagship product, developed for the most demanding and leading Internet casino operators, was designed with security, performance and third party integration in mind. The FIRE system has been tested to handle more than 1,000 simultaneous users on a single game server, and can be scaled up to many times that figure by utilizing additional game servers. The FIRE system was certified in Northern Territory, Australia in December 2002 and has been selected by a land-based operator to go live during the second quarter of 2003 in Northern Territory.

Interactive Casino Extension(TM) (ICE) - This product has been licensed to more than 20 licensees throughout the world. ICE offers an on-line casino with 11 casino games, including five different slots, three video poker games, video keno, Blackjack, Mini-baccarat, Baccarat, Roulette, Sic Bo, and three scratch-off games. A comprehensive system allows for the reporting and accounting of customer transactions. This product received its certification compliance in 2001 from the Norfolk Island (Australia) Gaming Authority.

webSports(TM) - This product allows bettors to participate in a multitude of games, including professional and collegiate football, basketball, professional soccer, hockey, baseball, and rugby wagers. The product also offers a toll-free 800-telephone link through which players can establish accounts, place bets, and check results of bets. This product is currently being redeveloped by the company.

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


Industry Overview

The Internet is widely regarded as the fastest growing telecommunications medium in history. Although the Internet only began to become extensively used by businesses and individuals in 1993, it reached nearly 50 million users within its first five years of existence. That growth rate far outpaces 38 years for radio, 13 years for television, and ten years for cable. Jupiter Communications estimates that nearly 100 million U.S. citizens alone used the Internet in 1999, which should grow to almost 160 million by 2003. Worldwide, it is estimated that there were 130 million in 1999, and is expected to grow to 500 million users by 2004.

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

E gaming combines the fast-growing Internet media with the lucrative gambling and wagering market. The global gaming industry began to capitalize on the rising popularity of Internet commerce in 1997, when legal Internet wagering began in Australia through NetTAB, an Internet wagering system owned and operated by the New South Wales government. There were only 40 gaming Web sites worldwide in 1997; Bear Stearns estimates that there are now more than 1,800 Internet gaming sites, owned by 250-300 operating companies based throughout the world.

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

The Internet gaming industry is growing at a dramatic rate. Christiansen Capital Advisors estimates that the number of Internet gamblers will grow from approximately 4.1 in 1999 to 17.4 million by 2004. It has estimated that Internet gaming expenditures increased from about $1.1 billion in 1999 to $4.1 billion in 2002, and will increase to $6 billion in 2003 and to as much as $10 billion by 2005.

Industry growth rates are anticipated to slow, at least in the near term, as U.S. credit card issuers increasingly are refusing to process online gaming transactions. Legal issues, coupled with concerns that some cardholders may refuse to pay such charges, have led many credit card issues to stop participating in the area of the business. During 2002 Citibank, which controls about 12 percent of the U.S. credit card market, indicated that it would stop processing online gambling transactions, joining others, including Bank of America, Fleet, MBNA and Chase Manhattan. Additionally, debit processor PayPal, which was recently purchased by Ebay is also exiting the gambling transaction business. According to analysis by Bear Stearns, revenue growth rates for the industry will be cut to 20 percent from 43 percent because of these actions.

Many industry participants believe that other credit card and debit card processors will eventually fill in this void, as foreign bank card issuers, and a host of e-cash and smart card systems are available for Internet gambling transactions. To combat some of these measures, legislation has been proposed to prohibit any type of financial transaction processing (see below).

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

The share of U.S. Internet gamblers is also expected to change dramatically over the next few years, from nearly 80 percent of the world market in 1999 to 33 percent by 2004. If these estimates are accurate, then the total expenditures from U.S. patrons will increase about 60 percent during the 2000-2003 time frame, whereas the rest of the world is forecast to grow some 700 percent, from $.5 billion in 2000 to nearly $4 billion.

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

In November, 2002 the 5th U.S. Circuit Court of Appeals upheld a lower court ruling that a federal ban on gambling applies only to sports betting on the Internet, not casino-style wagering. The plaintiffs in both cases were asking the court to forgive credit card debts with Internet gambling companies and seeking damages from Visa and MasterCard for allowing them to gamble online. The plaintiffs argued that Visa and MasterCard committed violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).

The U.S. Court of Appeals upheld the dismissal by Judge Stanwood R. Duval in February 2001, saying that since the Wire Act does not prohibit non-sports Internet gambling, any debts incurred in connection with such gambling are not illegal. The Wire Act of 1961 specifically prohibits sports betting via telephone lines.

These contradicting views and events have led to legislative proposals at the national level over the past few years, with no definitive conclusions.

On March 13, 2003 the U.S. House Committee on Financial Services approved H.R. 21, introduced by Rep. James Leach. This bill is designed to curtail unlawful Internet gambling by making it illegal to finance online gambling transactions with credit cards, electronic fund transfers or any other "bank instruments" issued by U.S. companies. The bill also calls for U.S. officials to work with foreign governments to determine whether offshore Internet gambling sites are being used for money laundering or other crimes.

The U.S. House of Representatives approved the "Leach Bill" in 2002, but the Senate did not act. Leach had also introduced a similar bill in 2001.

On the Senate side, Sen. John Kyle is expected to hold hearings on Proposals to Regulate Illegal Internet Gambling. Similar to Leach, Kyle has previous sponsored legislation that ultimately did not get passed in the Senate. However, it is expected to be similar in nature to the newest Leach bill, as it will be a topic of a Senate Committee on Banking, Housing and Urban Affairs.

Other proposals have sought to regulate and tax the Internet Gaming Industry from a federal perspective, in much the same fashion that States do presently. In March 2003 a bill introduced by Rep. John Conyers, called the Internet Gambling Licensing and Regulation Act was introduced that would create a five-person federal commission to evaluate how online gambling can be regulated to protect consumers and provide tax revenue. Conyers has argued it would be better for states to exercise strict oversight of Internet gambling similar to state regulation of land based casinos. If Internet gambling were regulated by the U.S. government, there would be less incentive for underground operators and "unscrupulous merchants" to offer online gambling servies to Americans. He also said the industry could generate more tax revenue for the states.

While the Federal Government continues to wrestle with the Internet gambling debate, some states have sought to investigate the feasibility of the industry. On June 14, 2001 Governor Kenny Guinn signed Assembly Bill 466 that could make Nevada the first state to offer legal Internet gambling into law. AB 466 directed the Nevada Gaming Control Board and the Nevada Gaming Commission to study Internet gaming systems, and promulgate appropriate regulations. The Nevada legislation had certain restrictions, including providing assurances that minors and residents in states where Internet gambling is illegal are blocked from accessing the sites and that the activity was deemed legal on a federal level.

On March 22, 2002 the Nevada Gaming Control Board announced that it could not proceed with the regulatory framework, barring guidance form the U.S. Department of Justice. Generally speaking, the difficulties lie with the merging of gambling jurisdictional issues generally afforded to individual states, and The Wire Act, passed in 1961 passed in part of combat organized crime. The Wire Act forbids an American to utilize phone lines to place a bet, and case law during the Clinton Administration said that Internet gambling was prohibited under federal law, utilizing a narrow interpretation of the law. On August 23, 2002 the Nevada Gaming Control Board was informed by the Justice Department that it would not reverse the Clinton Administration opinion, indicating that any kind of betting, whether it is sports or casino-style violates the Wire Act and other federal laws.

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

In January 2003, New Jersey State Assemblyman Anthony Impreveduto introduced a bill that would create a 21-member commission to review the feasibility of legalizaing and regulating Internet gambling in New Jersey. If passed, it would allow for both land-based casinos in Atlantic City and online casinos to accept wagers from residents within the state of New Jersey.

The landscape for other parts of the World is more defined than in the United States.

Australia is one of just two fully regulated Internet gambling jurisdicitions and is one of the most prominent global centers for Internet gaming today. It was the first country to regulated the industry, with some of its states and territories legalizing the industry in 1997. The licensing process in Australia is not only tedious and well respected, but also expensive and closely regulated. The "Aussie Model" has been exported to many of the newly emerging jurisdictions tha seek a stringent and protected regulatory framework.

In May of 2000, the Australian federal government announced that it would impose a 12-month moratorium on the issuing of licenses to operate Internet gambling services, pending a review on its impact on Australia citizens and its gaming industry generally.

The moratorium was lifted with The Interactive Gambling Act 2001, which came into effect on July 11, 2001. The Act is a response by the Australian Federal Government to the concerns that the Internet will exacerbate problem gambling among Australians, and will increase further the economic and social costs that are caused by problem gambling. The Act targets both interactive gambling service providers and Australian Internet service providers to implement measures to prevent end users in Australia from being able to access interactive gambling services. However, it does not prohibit Internet gambling operations anywhere it is legal to do so in the country. The Act only prohibits casino style games; as exemptions were provided to sports betting, pari-mutual horse betting and lotteries.

Many of the largest gaming companies in Australia and the world have entered the e-gaming market and established operations in the Country. Land-based gaming operators Jupiters and Lasseters operate Internet casinos and sports books in Australia, and Crown Casinos operates in nearby Vanuatu.

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

The UK is in part reacting to development of the Internet gaming in offshore tax havens including Isle of Mann and Alderney. The Isle of Mann has attracted the attention of some of the major US and European brands thus far, and has issued online gaming licenses to leading companies such as MGMMirage, Rank PLC/Hard Rock and Sun International, all of which went live during 2002. Recently, Las Vegas casino company The Venetian announced it was awarded an Internet gaming license from Alderney.

Significant interest was also afforded to the U.S. Virgin Islands, which passed legislation legalizing Internet Gambling in December 2002. The Virgin Island's Attorney Generals office wrote the opinion that the Wire Act does not apply to casino betting, as supported by the recent Duval ruling by U.S. Federal Appeals Court. Further, he wrote that as long as no bets are received from jurisdictions were gambling is prohibited, players are within the lawful age, and limited to games of chance then their new Internet Gambling Act is consistent with territorial and federal law.

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


Trademarks and Patents

We currently provide the market place with four products that are trade marked:
Bingo Blast(TM), Interactive Casino Extensions (TM), Lotto Magic(TM) and webSports (TM). All software contains copyright notices identifying the year and confidentiality.


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

Although there are several large players in Internet gaming software market, it is our understanding that at this point there is only a handful, which would qualify as vendors to the land-based casino market. These competitors in our view are Gaming & Entertainment Technology Systems (GET), Access Games,

WagerWorks and possibly, Chartwell Technologies. These companies have maintained a similar strategy as OGS when dealing with potential customers.

Many of our competitors in both industry segments have greater financial resources, sales and marketing expertise and pricing power than us.


Employees

As of March 30, 2003, we had 4 full-time employees in the Las Vegas, Nevada, office and three (3) full-time employees in Australia. We also employ full-time and part-time consultants on an as-needed basis. We consider our relationship with our employees to be satisfactory.


Recent Developments

Company Funding
---------------

The Company's operating shortfalls have largely been funded via its largest shareholder, Hosken Consolidated Investment Limited (HCI). HCI is a South Africa-based investment holding company that focuses its activities in telecommunications and information technology, media and broadcasting, interactive gaming and entertainment and financial services. During 2002, HCI funded the Company $1,590,000 in the form of convertible notes. These notes bear an interest rate of 12 percent, have a maturity date of December 31, 2003 and are collateralized by substantially all of the assets of the Company.

During the first quarter of 2003, HCI advanced the Company $400,000 in the form of convertible notes, and has stated its intent on continuing the funding of the Company through the balance of the year.


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


Acquisition of Excel Design, Inc.
---------------------------------

In April 1999 Online Gaming Systems, Ltd. acquired certain assets of Excel Design, Inc. Excel has developed a hand held portable and wireless gaming device. This product gives gaming operators the flexibility to extend play to secured areas in the sports book, bar, restaurant pool and bingo areas. The system runs existing gaming companies programs (e.g. Bally and Sigma) and requires no bill hopper or coin mechanism. The potential for Online Gaming Systems, Ltd. was to expand the Excel product in a variety of markets including the Las Vegas casinos, cruise liners, Australian clubs and South African casinos. During 2002, we substantially reduced our focus in this business segment and no longer actively are engaged in this area.


Your Move, Inc.
---------------

During the second quarter of 2001 the Company announced its joint venture with Station Casinos, Inc., formed to develop the technology for the remote play "eSlot" product, which is licensed to Gamecast Live, a Station Casinos subsidiary. In exchange for a 22.5 percent interest in the joint venture, the Company contributed certain assets, including intellectual property and services. Station Casinos is in the gaming and entertainment business and owns 75 percent of Your Move, Inc.

During 2002 Your Move, Inc. elected to curtail further development and marketing efforts pending resolution of Nevada and federal regulatory issues.


UnoDosTres.com
--------------

During the third quarter of 2001, the Company executed a Marketing and Operations Agreement with UnoDosTres.com (UDT) whereby it was granted exclusive rights to market up to three Internet Casinos on the UDT site and UDT agreed to provide up to $155 million of bartered advertising to promote the Internt casinos. The Agreement called for the first of the Internet casios to be open not later than September 19, 2002.

Due to delays in completion of certification for the Internet casino that the company will be managing for International Gaming & Entertainment Corporation, an affiliate the casino was not open as of September 19, 2002. On September 25, 2002 UDT informed the Company that the Agreement would be terminated, and proposed certain changes to various of the business points of the original Agreement. On December 3, 2002 the Company executed a new Co-Branding Agreement with similar benefits and obligations as the original Agreement, with the primary exception being exclusivity.


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

The Casino will be operated in Australia, currently the most regulated Internet gaming jurisdiction in the World. It will target the Latin American market through linkage with the UDT site. UDT will provide the equivalent of $10 million of bartered television and radio advertising for the casino over a two-year period. OGS will provide management and marketing services through its Australia and Las Vegas offices. OGS will receive a minimum management and support fee of $540,000 annually. Depending upon the length of time to complete the licensing process, the Casino is expected to go live during the second or third quarter of 2003.


New Product Release
-------------------

During the first quarter of 2002, the Company announced the release of the Beta version of FIRE, its premium casino software that will complement its ICE product designed for less-intensive users. The product was designed with security, performance, third party integration and scalability in mind. The FIRE product was certified compliant in December 2002 for Northern Territory, Australia, and has been selected for development of an Internet Casino by an existing land-based operator. The Company expects that Internet casino to go live during the second quarter of 2003.


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

HCI converted $3.6 million of its convertible debt into 60,000,000 shares of the Company's common stock. The conversion price was set at $.06, the closing price of OGAM common stock on November 27, 2001. Prior to the conversion, HCI owned 18,698,120 shares or about 55 percent of the outstanding common stock of the Company. After conversion of the debt, HCI owns 78,698,120 shares or about 82 percent of the common stock of the Company.

HCI also agreed amend the terms of its debt, extending the maturity of the remaining notes to December 31, 2003. The previous maturity date on the notes was December 31, 2001 and the Company had been in default on the notes.


Executive Management
--------------------

During the first quarter of 2002, we made several appointments to the Company's management team. Lawrence P. Tombari was promoted to President of the Company. Mr. Tombari, who joined the Company in 2001, retained his position as Chief Financial Officer. John Copelyn assumed the position of Chief Executive Officer. Mr. Copelyn is CEO of Hosken Consolidated Investments, Ltd., the largest shareholder of the Company.


Capital Stock
-------------

During 2002, executive management personnel purchased a total of 350,000 shares of common stock from the Company at a price of $.06 per share. During the first quarter of 2002, the Company issued 561,766 shares of its common stock in settlement of the former CEO and President's remaining loan balance of $29,319 plus accrued interest of $4,386.

During 2002, a consultant to the Company purchased 150,000 shares of stock at $.05 per share. During the third quarter of 2002, the Company issued 25,000 shares of stock in lieu of consulting services provided by a former employee of the Company.

During the second quarter of 2002, 241,251 shares of the Company's common stock were issued to a previous customer in satisfaction of an investment made in the Company. During the third quarter of 2002, 541,667 shares of the Company's common stock with a fair market value of $.06 per share were issued as consideration for rent in arrears. Additionally, the Company issued 25,000 shares of common stock with a fair market value of $.06 per share to a consultant for services rendered.

During the fourth quarter of 2001 Hosken Consolidated Investment Limited announced its intention to convert a portion of its ownership of the Company's convertible debt into common stock of the Company, and to amend certain terms of the remaining notes.

HCI converted $3.6 million of its convertible debt into 60,000,000 shares of the Company's common stock. The conversion price was set at $.06, the closing price of OGAM common stock on November 27, 2001. Prior to the conversion, HCI owned 18,698,120 shares or about 55 percent of the outstanding common stock of the Company. After conversion of the debt, HCI owns 78,698,120 shares or about 82 percent of the common stock of the Company.

During the first quarter of 2001 the Company issued 500,000 shares of its common stock to the Shaar Fund to repurchase outstanding preferred stock.

During the second quarter of 2001, the Company issued 225,000 shares of common stock in satisfaction of indebtedness to Wayne Newton, who was previously employed as a promotional consultant by the Company. During the second quarter of 2001, HCI converted its 9,000 shares of preferred stock to common stock, under formula as provided in the Convertible Preferred Stock Sales Agreement. The preferred stock converted to 18,610,422 of common stock, which was issued to affiliates of HCI.

During 2001, executive management personnel purchased a total of 541,667 shares of common stock from the Company at a price of $.06 per share.


ITEM 2.  DESCRIPTION OF PROPERTY.
         -----------------------
We lease approximately 9,338 square feet of office space in Las Vegas, Nevada expiring on July 31, 2005 with current monthly rent of $5,000.

We lease approximately 1,100 square feet of office space in Sydney, Australia under a two-year term that expires on August 30, 2004. The current monthly rent is $6,305 (Australian), increasing three percent annually.


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


RCS Financial Services
----------------------

During the second quarter of 2002 RCS Financial Services, Ltd filed suit against the Company for repayment of a loan, alleging a remaining balance of $47,500. The Company is investigating the matter, has complied with plaintiffs request for information and has retained counsel to defend the claim.


Chipstead Consultants
---------------------

During the third quarter of 2002, counsel for Chipstead Consultants Limited, an Australian company threatened litigation against the Company, alleging a software purchase transaction in January of 2000 whereby the Company failed to deliver the software in exchange for deposits totaling $112,500. The Company has responded to Chipstead's counsel, asserting that it provided software and support to Chipstead that included the alleged amount. The Company has not retained counsel at this point in time.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
         ---------------------------------------------------

On October 14, 2002 the Company provided notice of its Annual Shareholder's Meeting, which was held on November 21, 2002 in Las Vegas. In the Schedule 14C Information Statement, the shareholders were asked to vote on the following matters:

To elect directors to serve for the ensuing year or until their respective successors are duly elected and qualified. The nominees are John Copelyn, Gavin Chamberlain, Lawrence P. Tombari and Marcel Golding.

To approve an amendment to the Company's articles of incorporation to increase the number of shares of common stock which the Company is authorized to issue from 100,000,000 to 200,000,000.

To approve amendments to the Company's 1999 Stock Option Plan.

To ratify the appointment of Moore Stephens, P.C. as independent accountants of the Company for the fiscal year ending December 31, 2002.

The shareholders voted in the affirmative for all matters.



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


Fiscal Year Ending December 31, 2002

         By Quarter                                    Common Stock
         ----------

   ---------------------------------------------------------------------------
            Quarter               Date               High         Low
   ---------------------------------------------------------------------------
              1st          March 31, 2002            $.08        $.05
   ---------------------------------------------------------------------------
              2nd          June 30, 2002             $.06        $.03
   ---------------------------------------------------------------------------
              3rd          September 30, 2002        $.06        $.01
   ---------------------------------------------------------------------------
              4th          December 31, 2002         $.02        $.01
   ---------------------------------------------------------------------------


Fiscal Year Ending December 31, 2001

   ---------------------------------------------------------------------------
            Quarter               Date               High         Low
   ---------------------------------------------------------------------------
              1st          March 31, 2001            $.23        $.05
   ---------------------------------------------------------------------------
              2nd          June 30, 2001             $.10        $.06
   ---------------------------------------------------------------------------
              3rd          September 30, 2001        $.09        $.04
   ---------------------------------------------------------------------------
              4th          December 31, 2001         $.10        $.04
   ---------------------------------------------------------------------------



Trading transactions in our securities occur in the over-the-counter electronic bulletin board market. All prices indicated herein are as reported to us by broker-dealer(s) making a market in our securities. The quotes indicated above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

As of December 31, 2002 there were approximately 758 Holders of Record of our Common Stock, including brokerage firms, clearinghouses, and/or depository firms holding our securities for their respective clients. The exact number of beneficial owners of our securities is not known.

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

Results of Operations

The Company's net loss for 2002 was ($2,312,227) compared to net loss of ($4,283,497,) for 2001, a decrease of $1,971,270 or about 46 percent. The Company had a substantial decrease in operating expenses.

Net revenues for the Company for 2002 were $699,905 compared to $778,847 in 2001, a decrease of 10 percent. The source of revenue changed during the period, as the Company developed and began selling a new software product, whereas during 2001 a significant portion of our revenue emanated from project work and software support fees.

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

Operating expenses decreased by 43,8 percent, to $2,488,355 in 2002 from $4,428,788 in 2001. Most of this decrease is attributable to enhanced cost controls and downsizing of the company, as it reduced dependence on development efforts and initiated more intense levels of sales for its products.


Liquidity and Capital Resources

At December 31, 2002 the Company had negative working capital of ($6,942,093) compared with ($1,129,265) at December 31, 2001. The decrease in working capital was primarily due negative cash flow from operations and convertible notes payable due to related party for $5,074,907.

The Company's operating shortfalls have largely been funded via its largest shareholder, Hosken Consolidated Investment Limited (HCI). HCI is a South Africa-based investment holding company that focuses its activities in telecommunications and information technology, media and broadcasting, interactive gaming and entertainment and financial services. During 2002, HCI funded the Company $1,590,000 in the form of convertible notes. These notes bear an interest rate of 12 percent, have a maturity date of December 31, 2003 and are collateralized by substantially all of the assets of the Company. At December 31, 2002 the Company had $5,074,907 of convertible notes payable due HCI.

During the fourth quarter of 2001 Hosken Consolidated Investment Limited announced its intention to convert a portion of its ownership of the Company's convertible debt into common stock of the Company, and to amend certain terms of the remaining notes. Additionally, HCI informed the Company of its intention to provide additional funding of up to $1 million.

HCI converted $3.6 million of its convertible debt into 60,000,000 shares of the Company's common stock. The conversion price was set at $.06, the closing price of OGAM common stock on November 27, 2001. Prior to the conversion, HCI owned 18,698,120 shares or about 55 percent of the outstanding common stock of the

Company. Pro forma the conversion of the debt, HCI owns 78,698,120 shares or about 82 percent of the common stock of the Company.

HCI also agreed amend the terms of its debt, extending the maturity of the remaining notes to December 31, 2003. The previous maturity date on the notes was December 31, 2001 and the Company had been in default on the notes. The Company will no longer be in default on the notes.

During the first quarter of 2003, HCI advanced the Company $400,000 in the form of convertible notes. Management believes that existing cash, and the continuing participation of HCI and, potentially other investors will provide the Company with funds to operate the Company until it becomes self-sufficient.


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


                                    PART III

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None


ITEM 9.  EXECUTIVE COMPENSATION
         ----------------------

The following table provides certain summary information concerning the compensation earned, by the Company's Chief Executive Officer and its Chairman for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. Such individuals will be hereafter referred to as the Named Executive Officers. No other executive officer that would have otherwise been included in such table on the basis of salary and bonus earned for the 2002 fiscal year has resigned or terminated employment during that fiscal year.


                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION         YEAR         SALARY ($)         BONUS ($)
---------------------------         ----         ----------         ---------

Lawrence P. Tombari                 2002          $180,000              --
President and Chief                 2001           140,000
Financial Officer

Gary A. Ramos (1)                   2002          $ 89,000              --
Former President and Chief          2001           250,000
Executive Officer                   2000            93,000

(1)  Resigned March 2002

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

During 2002 the Board of Directors and shareholders approved amendments to the Plan that, among other things, increased the number of shares available under the Plan to 10,000,000.

The following table contains information concerning the stock option grants made to each of the named executive officers and employees for the last three fiscal years.


       Name               No. Granted       In F/Y       $/Share       Exp. Date
       ----               -----------       ------       -------       ---------

Lawrence P. Tombari        2,000,000         2002        $   .06          2007
                             139,999         2002        $   .03          2007
                             133,333         2001        $   .03          2006

Gary A. Ramos                 83,333         2001        $   .03          2006

J.A. Copelyn               2,000,000         2002        $   .06          2007

Herman Suarez                500,000         2002        $   .06          2007

David Kinsman                500,000         2002        $   .06          2007

Syed Hussain                 300,000         2002        $   .06          2007



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


EMPLOYMENT AGREEMENTS

The Company has entered into employment contracts with Messrs. Tombari, Campbell and Kinsman. Mr. Campbell left the company in March 2002.

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


ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

The following table sets forth, as of March 31, 2003 information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group. As of March 31, 2003, there were outstanding 96,415,953 shares of the Common Stock of the Company.


   Name and Address of Beneficial          Amount of Beneficial      Percent of
   ------------------------------          --------------------      ----------
              Owner(2)                           Ownership              Class
              --------                           ---------              -----

Ahead Investments Limited                       78,698,120             81.60%

Lawrence P. Tombari                                733,333              0.08%

All Officers and Directors as a Group           79,431,453             82.38%
(2 Persons)


**In July 1999, Ahead Investments Limited, a subsidiary of HCI acquired the stock of Norman J. Hoskin, the Company's former Chairman. Both Mr. Golding and Mr. Copelyn are substantial owners and officers of HCI and consequently, ownership of all of the shares of HCI or by its subsidiaries, including Ahead Investments Limited have been attributed to both Mr. Golding and Mr. Copelyn for the purpose of this table.

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

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------


CAPITAL STOCK
-------------

During 2002, executive management personnel purchased a total of 350,000 shares of common stock from the Company at a price of $.06 per share. During the first quarter of 2002, the Company issued 561,766 shares of its common stock in settlement of the former CEO and President's remaining loan balance of $29,319 plus accrued interest of $4,386.

During 2002, a consultant to the Company purchased 150,000 shares of stock at $.05 per share. During the third quarter of 2002, the Company issued 25,000 shares of stock in lieu of consulting services provided by a former employee of the Company.

During the second quarter of 2002, 241,251 shares of the Company's common stock were issued to a previous customer in satisfaction of an investment made in the Company.

During 2001 HCI converted $3.6 million of its convertible debt into 60,000,000 shares of the Company's common stock. The conversion price was set at $.06, the closing price of OGAM common stock on November 27, 2001. Prior to the conversion, HCI owned 18,698,120 shares or about 55 percent of the outstanding common stock of the Company. After conversion of the debt, HCI owns 78,698,120 shares or about 82 percent of the common stock of the Company.


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

During 2002, HCI funded the Company $1,590,000 in the form of convertible notes. During 2001, HCI funded the Company $4,438,642 in the form of convertible notes. During 2000, HCI funded the Company $2,335,000 in the form of convertible notes. During 1999, HCI funded the company $500,000 via similar note arrangements.

These notes bear an interest rate of 12 percent, have a maturity date of December 31, 2003 and are collateralized by substantially all of the assets of the Company.

During the fourth quarter of 2001 HCI announced its intention to convert a portion of its ownership of the Company's convertible debt into common stock of the Company, and to amend certain terms of the remaining notes. HCI converted $3.6 million of its convertible debt into 60,000,000 shares of the Company's common stock. The conversion price was set at $.06, the closing price of OGAM common stock on November 27, 2001. Prior to the conversion, HCI owned 18,698,120 shares or about 55 percent of the outstanding common stock of the Company. After conversion of the debt, HCI owns 78,698,120 shares or about 82 percent of the common stock of the Company.

HCI also agreed amend the terms of its debt, extending the maturity of the remaining notes to December 31, 2003. The previous maturity date on the notes was December 31, 2001 and the Company had been in default on the notes.

During the first quarter of 2003, HCI advanced the Company $400,000 in the form of convertible notes.


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


DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company and their positions with the Company are set forth below.


                Name                Age                 Position
                ----                ---                 --------

         J.A. Copelyn                52        Chief Executive Officer and
                                               Chairman of the Board

         Lawrence P. Tombari         44        President, Chief Financial
                                               Officer and Director

         Gavin Chamberlain           47        Director

         Marcel Golding              42        Director


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


MEETINGS AND COMMITTEES

The Board held three meetings during the year ended December 31, 2002. In addition, from time to time during such year, the members of the Board acted by unanimous written consent. The Company has elected a standing compensation and audit committees. The entire Board of Directors performs the typical functions of such committees. The Company's Audit Committee during 2002 was comprised of Lawrence P. Tombari. The Committee recommends engagement of the Company's independent accountants approves services performed by such accountants and reviews and evaluates the Company's accounting system and its system of internal controls.

                                     PART IV


ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 10KSB.
         ----------------------------------------

         (a)      Exhibits:

         3.1      -        Certificate of Incorporation of the Company,
                           incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB for the fiscal year ended
                           December 31, 1996.

         3.2      -        Bylaws of the Company, incorporated by reference to
                           Exhibit 3.2 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

         4.1      -        Specimen Common Stock Certificate, incorporated by
                           reference to Exhibit 4.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

         10.1     -        Incentive Stock Option Plan for Employees, Directors,
                           Consultants and Advisers, incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

         10.2     -        Agreement for Purchase and Sale of Stock dated as of
                           January 31, 1997 by and between the Company and Eminet Domain, Inc., incorporated by reference to the Company's Form 8K dated March 7, 1997.

         10.3     -        Securities Purchase Agreement dated April 3, 1998 by
                           and between the Company and The Shaar Fund, which includes (i)the Certificate of Designations of Convertible Preferred Stock as Annex I, and (ii)the form of Registration Rights Agreement as Annex IV.
                           The Company agrees to furnish the disclosure schedules and other Annexes, which have been omitted from this filing, to the Commission upon request.

         10.4     -        Employment Agreement dated as of May 1, 1997 between
                           the Company and Richard Iamunno.

         10.5     -        Employment Agreement dated as of May 1, 1997 between
                           the Company and Norman Hoskin.

         10.6     -        Stock Purchase Agreement dated March 10, 1999 by and
                           between Atlantic International Entertainment, Ltd.
                           and Centerline Associates, Inc.

         10.7     -        Stock Option and Incentive Plan adopted by Board of
                           Directors on March 25, 1999.

         10.8     -        Stock Purchase Agreement dated December 10, 1999 by
                           and between Atlantic Internet Holdings, Inc.


         11.1*    -        Statement of Computation of Per Share Earnings

         21.1*    -        Subsidiaries of the Company

         23.1     -        Consent to the incorporation by reference in the
                           Company's Registration Statement on Form S-8 of the report of Moore Stephens, P.C. included herein.

         23.2*    -        Consent to the incorporation by reference of the
                           report of Moore Stephens, P.C. included herein.

         27       -        Financial Data Schedule.

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

                                     ONLINE GAMING SYSTEMS, LTD.


Dated: April 8, 2003                 /s/ LAWRENCE P. TOMBARI
                                     -------------------------------------------
                                     Lawrence P.Tombari, Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Signature                          Title                    Date
           ---------                          -----                    ----


/s/ J.A. COPELYN                     Chairman of the Board         April 8, 2003
------------------------------       Chief Executive Officer
J.A. Copelyn



/s/ MARCEL GOLDING                   Director                      April 8, 2003
------------------------------
Marcel Golding



/s/ GAVIN CHAMBERLAIN                Director                      April 8, 2003
------------------------------
Gavin Chamberlain

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, J.A. Copelyn, Chief Executive Officer of Online Gaming Systems, Ltd. (the "Company") do hereby certify that:

     (1) I have reviewed this annual report on Form 10-K of the Company for the year ended December 31, 2002;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financials statements and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company, as of, and for, the period presented in this annual report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

               (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's board of directors:

               (a) all significant deficiencies in the design or operation of internal controls which could have adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: April 8, 2003                   By: /s/ J.A. COPELYN
                                           -------------------------------------
                                           J.A. Copelyn
                                           Chief Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Lawrence P. Tombari, Chief Financial Officer of Online Gaming Systems, Ltd. (the "Company") do hereby certify that:

     (1) I have reviewed this annual report on Form 10-K of the Company for the year ended December 31, 2002;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financials statements and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company, as of, and for, the period presented in this annual report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared;

               b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's board of directors:

               a. all significant deficiencies in the design or operation of internal controls which could have adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: April 8, 2003                    By: /s/ LAWRENCE P. TOMBARI
                                            ------------------------------------
                                            Lawrence P. Tombari
                                            Chief Financial Officer

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, J.A. Copelyn, Chief Executive Officer of Online Gaming Systems, Ltd. (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


          (a) the Annual Report on Form 10-K of the Company for the year ended December 31, 2002, which this certification accompanies (the "Periodic Report") fully complies with the requirements of
               Section 13(a) fo the Securities Exchange Act of 1934; and

          (b) that information contained in the Periodic Report fairly presents, in all material respect, the financial condition and results of operations of the Company.




Date: April 8, 2003                    By: /s/ J.A. COPELYN
                                           -------------------------------------
                                           J.A. Copelyn
                                           Chief Executive Officer
                                           Online Gaming Systems, Ltd.





     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Lawrence P. Tombari, Chief Financial Officer of Online Gaming Systems, Ltd. (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


          (c) the Annual Report on Form 10-K of the Company for the year ended December 31, 2002, which this certification accompanies (the "Periodic Report") fully complies with the requirements of
               Section 13(a) fo the Securities Exchange Act of 1934; and

          (d) that information contained in the Periodic Report fairly presents, in all material respect, the financial condition and results of operations of the Company.




Date: April 8, 2002                    By: /s/ LAWRENCE P. TOMBARI
                                           -------------------------------------
                                           Lawrence P. Tombari
                                           Chief Financial Officer
                                           Online Gaming Systems, Ltd.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                         Page
                                                                         ----


Independent Auditor's Report........................................  F-2

Consolidated Balance Sheet as of December 31, 2002 .................  F-3

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001 .........................................  F-4

Consolidated Statements of Changes in Stockholders' [Deficit]
for the years ended December 31, 2002 and 2001 .....................  F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001 .........................................  F-6 - F-7

Notes to Consolidated Financial Statements .........................  F-8 - F-18







                             . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Online Gaming Systems, Ltd. and Subsidiary


We have audited the accompanying consolidated balance sheet of Online Gaming Systems, Ltd. and its subsidiary as of December 31, 2002, and the related consolidated statements of operations and changes in stockholders' [deficit], and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online Gaming Systems, Ltd. and its subsidiary as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Online Gaming Systems, Ltd. will continue as a going concern. As discussed in
Note 17 to the consolidated financial statements, the Company's recurring losses from operations, accumulated deficit, and recurring negative cash flows from operations raise substantial doubt about Online Gaming Systems, Ltd.'s ability to continue as a going concern. Management's plans in regard to the matters are also described in Note 17. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                       MOORE STEPHENS, P.C.
                                       Certified Public Accountants.


Cranford, New Jersey
February 28, 2003

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002.
--------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash                                                             $      8,916
  Prepaid and Other Assets                                               21,321
                                                                   ------------

  Total Current Assets                                                   30,237
                                                                   ------------

Property and Equipment - Net                                             55,023
                                                                   ------------

Other Assets:
  Deposit                                                                18,016
  Intangible Assets - Net                                               323,565
                                                                   ------------

  Total Other Assets                                                    341,581
                                                                   ------------

  Total Assets                                                     $    426,841
                                                                   ============

Liabilities and Stockholders' [Deficit]:
Current Liabilities:
  Cash Overdraft                                                   $     18,989
  Accounts Payable and Accrued Expenses                                 366,903
  Accrued Interest - Related Party                                    1,323,878
  Advances - Related Party                                              187,653
  Convertible Notes Payable - Related Party                           5,074,907
                                                                   ------------

  Total Current Liabilities                                           6,972,330
                                                                   ------------

Commitments and Contingencies                                                --
                                                                   ------------

Stockholders' [Deficit]:
  Convertible Preferred Stock - Par Value $.001 Per Share;
    Authorized 10,000,000 Shares, No Shares Issued and
    Outstanding                                                              --

  Common Stock - Par Value $.001 Per Share; Authorized
    200,000,000 Shares; 96,415,953 Shares Issued                         96,416

  Additional Paid-in Capital                                         18,710,976

  Accumulated [Deficit]                                             (23,622,396)

  Treasury Stock, 1,125,012 Common Shares - At Cost                  (1,730,485)
                                                                   ------------

  Total Stockholders' [Deficit]                                      (6,545,489)
                                                                   ------------

  Total Liabilities and Stockholders' [Deficit]                    $    426,841
                                                                   ============


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                               Years ended
                                                               -----------
                                                               December 31,
                                                               ------------
                                                          2 0 0 2         2 0 0 1
                                                       ------------    ------------

Revenue                                                $    449,905    $    778,847

Revenue - Related Party                                     250,000              --
                                                       ------------    ------------

  Gross Profit                                              699,905         778,847
                                                       ------------    ------------

Operating Expenses:
  Salaries and Employee Benefits                            992,940       2,436,623
  General and Administrative                              1,125,816       1,696,812
  Depreciation and Amortization                             329,599         295,353
                                                       ------------    ------------

  Total Operating Expenses                                2,488,355       4,428,788
                                                       ------------    ------------

  [Loss] from Operations                                 (1,748,450)     (3,649,941)
                                                       ------------    ------------

Other [Expenses]:
  Interest Expense - Related Party                         (539,238)       (599,172)
  Interest Expense - Other                                  (24,539)        (34,384)
                                                       ------------    ------------

  Other [Expenses] - Net                                   (563,777)       (633,556)
                                                       ------------    ------------

  [Loss] from Operations                                 (2,312,227)     (4,283,497)

Income Taxes                                                     --              --
                                                       ------------    ------------

  Net [Loss]                                           $ (2,312,227)   $ (4,283,497)
                                                       ============    ============

  Net [Loss] Per Share - Basic                         $       (.02)   $       (.14)
                                                       ============    ============

  Weighted Average Common Shares Outstanding - Basic     95,529,371      31,289,594
                                                       ============    ============


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------


                                                                                                     Additional
                                                                                                     ----------
                                            Preferred Stock                  Common Stock              Paid-in
                                            ---------------                  ------------              -------
                                         Shares          Amount          Shares         Amount         Capital
                                      ------------    ------------    ------------   ------------   ------------

   Balance - December 31, 2000              10,610    $         11      14,669,180   $     14,669   $ 14,863,029

Sale of Treasury Stock                          --              --              --             --             --
Conversion of Preferred Stock              (10,610)            (11)     19,110,422         19,110        (19,099)
Investor Shares Issued                          --              --         225,000            225        199,775
Issuance of Stock - Officers                    --              --         541,667            542         31,958
Conversion of Convertible Debt                  --              --      60,000,000         60,000      3,540,000
Net Loss                                        --              --              --             --             --
                                      ------------    ------------    ------------   ------------   ------------

   Balance - December 31, 2001                  --              --      94,546,269         94,546     18,615,663

Issuance of Stock - Consultant                  --              --         150,000            150          7,350
Issuance of Stock - Customer                    --              --         241,251            241           (241)
Issuance of Stock - Officer                     --              --         350,000            350         20,650
Issuance of Stock - Debt Settlement             --              --         561,766            562         34,121
Issuance of Stock - Settlement                  --              --         541,667            542         31,958
Issuance of Stock - Services                    --              --          25,000             25          1,475
Net Loss                                        --              --              --             --             --
                                      ------------    ------------    ------------   ------------   ------------

   Balance - December 31, 2002                  --    $         --      96,415,953   $     96,416   $ 18,710,976
                                      ============    ============    ============   ============   ============



                                                                                          Total
                                                                                          -----
                                             Treasury Stock           Accumulated     Stockholders'
                                             --------------           ------------    ------------
                                         Shares          Amount        [Deficit]       [Deficit]
                                      ------------    ------------    ------------    ------------

   Balance - December 31, 2000            (968,767)   $ (1,744,547)   $(17,026,672)   $ (3,893,510)

Sale of Treasury Stock                    (156,245)         14,062              --          14,062
Conversion of Preferred Stock                   --              --              --              --
Investor Shares Issued                          --              --              --         200,000
Issuance of Stock - Officers                    --              --              --          32,500
Conversion of Convertible Debt                  --              --              --       3,600,000
Net Loss                                        --              --      (4,283,497)     (4,283,497)
                                      ------------    ------------    ------------    ------------

   Balance - December 31, 2001          (1,125,012)     (1,730,485)    (21,310,169)     (4,330,445)

Issuance of Stock - Consultant                  --              --              --           7,500
Issuance of Stock - Customer                    --              --              --              --
Issuance of Stock - Officer                     --              --              --          21,000
Issuance of Stock - Debt Settlement             --              --              --          34,683
Issuance of Stock - Settlement                  --              --              --          32,500
Issuance of Stock - Services                    --              --              --           1,500
Net Loss                                        --              --      (2,312,227)     (2,312,227)
                                      ------------    ------------    ------------    ------------

   Balance - December 31, 2002          (1,125,012)   $ (1,730,485)   $(23,622,396)   $ (6,545,489)
                                      ============    ============    ============    ============


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                   Years ended
                                                                   -----------
                                                                   December 31,
                                                                   ------------
                                                              2 0 0 2        2 0 0 1
                                                            -----------    -----------
Operating Activities:
  Net [Loss]                                                $(2,312,227)   $(4,283,497)
  Adjustments to Reconcile Net [Loss] to Net Cash
    [Used for] Operating Activities:
    Convertible Debt Exchanged for Services                    (250,000)            --
    Depreciation and Amortization                               327,561        295,353
    Issuance of Common Stock for Services Rendered               34,000        200,000
    Debt Settlement                                                  --        (97,350)

Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Other Current Assets                                         (7,742)        (1,180)
    Deposits                                                     (8,678)            --

  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses                       (32,221)      (570,968)
    Accrued Interest - Related Party                            519,780        599,172
                                                            -----------    -----------

  Net Cash - Operating Activities                            (1,729,527)    (3,858,470)
                                                            -----------    -----------

Investing Activities:
  Purchase of Equipment                                         (14,422)            --
  Patents Purchased                                                  --       (245,178)
  Capitalized Software Development Costs                       (158,000)            --
                                                            -----------    -----------

  Net Cash - Investing Activities                              (172,422)      (245,178)
                                                            -----------    -----------

Financing Activities:
  Cash Overdraft                                                 18,989       (128,016)
  Proceeds from Issuance of Common Stock                         28,500         32,500
  [Purchase] of Treasury Stock                                       --         14,062
  Proceeds from Advances - Related Party                        187,653             --
  Payment of Notes Payable                                       (2,500)      (241,588)
  Proceeds from Convertible Notes Payable - Related Party     1,590,000      4,438,642
  Payments of Capital Lease Obligations                         (34,874)      (114,800)
  Proceeds from Notes Payable - Related Party                        --         65,000
                                                            -----------    -----------

  Net Cash - Financing Activities                             1,787,768      4,065,800
                                                            -----------    -----------

  Net [Decrease] in Cash - Forward                          $  (114,181)   $   (37,848)


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                   Years ended
                                                                   -----------
                                                                   December 31,
                                                                   ------------
                                                              2 0 0 2        2 0 0 1
                                                            -----------    -----------
  Net [Decrease] in Cash - Forwarded                        $  (114,181)   $   (37,848)

Cash - Beginning of Years                                       123,097        160,945
                                                            -----------    -----------

  Cash - End of Years                                       $     8,916    $   123,097
                                                            ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
    Interest                                                $    33,796    $    39,179
    Income Taxes                                            $        --    $        --


Supplemental Schedule of Non-Cash Investing and Financing Activities:

     In January 2002, the Company issued 561,766 shares of its common stock in settlement of approximately $34,683 of a note payable principal balance and accrued interest owed the former president of the Company.

     In fiscal 2002, the Company issued 541,667 of its common stock in settlement of approximately $32,500 of past due rent on the Company's corporate office.

     The Company issued 25,000 shares of its common stock in exchange for services with an approximate value of $1,500.

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


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1]  Organization

Nature of Business - Online Gaming Systems, Ltd. [the "Company"] is located in Las Vegas, Nevada. The Company primarily develops and markets interactive gaming products and services through the Internet and World Wide Web. The Company established Online Gaming Systems Australia Pty., as a wholly owned subsidiary, to offer sports book sales in Australia and the Pacific Island region. The Company is majority owned by Hosken Consolidated Investments and Subsidiaries ["HCI"], a South African Company. HCI is an investment holding company involved in various technology industries.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2002, the Company did not have any cash equivalents.

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

Diluted [loss] per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock

The computation of diluted [loss] per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts, [i.e. increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds should be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. At December 31, 2002 and 2001, all outstanding options and warrants were anti-dilutive for earning per share calculations.

Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ["APB No. 25"] with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plan for fiscal year 2002 and 2001. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to any non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 to employee stock-based compensation.

Reclassification - Certain prior year amounts have been reclassified to conform to current year's financial statement presentation.

[3]  Significant Risks and Uncertainties

Concentrations of Credit Risk - The Company places its cash with high credit quality institutions to limit its credit exposure. At December 31, 2002, the Company did not have any amounts in a financial institution that is subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure is limited. The Company performs ongoing credit evaluations of its customers but does not require collateral as a condition of service.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------


[3]  Significant Risks and Uncertainties [Continued]

Customer Concentration - In fiscal 2002 and 2001, the Company had a portion of its revenues derived from several non-related customers, who individually represent 10 percent or more of revenue, totaling approximately $445,000 and $450,000, respectively. These customers comprise approximately 66% and 58% of total revenues for fiscal 2002 and 2001, respectively.

                                                             Revenues
                                                             --------
                                                            Years ended
                                                            -----------
                                                            December 31,
                                                            ------------
Customers                                           2 0 0 2             2 0 0 1
---------                                          ---------           ---------

Customer A                                         $ 125,000           $      --
Customer B                                           125,000             450,000
Customer C                                            46,000                  --
                                                   ---------           ---------

  Totals                                           $ 296,000           $ 450,000
  ------                                           =========           =========

Listed below are those geographic regions which comprise 10 percent or more of revenue for the years ended December 31, 2002 and 2001.

                                                             Revenues
                                                             --------
                                                            Years ended
                                                            -----------
                                                            December 31,
                                                            ------------
Geographic Information                              2 0 0 2             2 0 0 1
----------------------                             ---------           ---------

Australia (Pacific Region)                         $ 490,905           $ 150,000
United States                                        209,000             500,000
                                                   ---------           ---------

  Totals                                           $ 699,905           $ 650,000
  ------                                           =========           =========


[4]  Related Party - Revenue

During fiscal 2002, the Company provided management services in connection with developing an Internet casino and securing requisite licensing to International Gaming & Entertainment Ltd. ["IGEC"] for a fee of $250,000. Ahead Investments ["AI"] is the majority shareholder of IGEC. AI is a wholly owned subsidiary of HCI and majority stockholder of the Company. Per the agreement, IGEC exercised its right to pay for the license fee and management services by offsetting $250,000 of convertible debt due HCI.

[5]  Property and Equipment

Property and equipment consist of the following at December 31, 2002:

                                                      Accumulated
                                                      -----------
                                           Cost       Depreciation        Net
                                        ----------    ------------    ----------

Computer Hardware                       $  600,021     $  576,291     $   23,730
Equipment and Furniture                     94,855         70,779         24,076
Equipment Under Capital Lease              283,518        283,518             --
Leasehold Improvements                      24,763         17,546          7,217
                                        ----------     ----------     ----------

  Totals                                $1,003,157     $  948,134     $   55,023
  ------                                ==========     ==========     ==========

Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $175,831 and $224,344, respectively.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------


[6]  Intangible Assets

Intangible assets which are amortized using the straight-line method consist of the following at December 31, 2002:

                                Weighted
                                --------
                                Average
                                -------
                              Amortization              Accumulated
                              ------------              -----------
                                 Period        Cost     Amortization      Net
                                 ------        ----     ------------      ---

Organization Costs                  --      $    3,225   $    3,225   $       --
Patent Costs                         5         200,000      134,996       65,004
Rights Purchase                      3         125,000       62,501       62,499
Development Costs                    3         278,177       82,115      196,062
                                            ----------   ----------   ----------

  Totals                           3.5      $  606,402   $  282,837   $  323,565
  ------                                    ==========   ==========   ==========


The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2002 is as follows:

Years ended
-----------
December 31,
------------
  2003                               $  174,392
  2004                                  138,561
  2005                                   10,612
  2006                                       --
  2007                                       --
  Thereafter                                 --
                                     ----------

   Total                             $  323,565
   -----                             ==========

Amortization expense for the years ended December 31, 2002 and 2001 amounted to $153,768 and $71,009, respectively, of which $72,101 and $10,014 related to software development costs.

[7]  Convertible Notes Payable - Related Party

At December 31, 2002, the Company had $5,074,907 of convertible notes payable balances due HCI [See Note 1]. Terms of the notes payable agreements provide for repayment of all principal outstanding and related accrued interest, accrued at a rate of 12% annually, by December 31, 2003. Upon failure of the Company to pay the principal balance by the maturity date, interest on the principal balance will become subject to interest at 15% per annum. The notes payable are secured by substantially all assets of the Company. The Company recorded interest expense of $539,238 and $599,172 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company has accrued $1,323,878 of interest related to the convertible debt borrowings. The Company did not repay any of the principal balance outstanding during the years ended December 31, 2002 and 2001. During the years ended December 31, 2002 and 2001, the Company repaid HCI approximately $19,000 and $16,000 of accrued interest, respectively. Terms of the conversion feature provide for the principal balance to be converted into shares of the Company's common stock at a rate equal to the fair value per share at the date of conversion.

[8]  Advances - Related Party

At December 31, 2002, the Company had advances of $161,319 from IGEC and $26,334 from AI. These advances are not subject to interest and have no defined repayment terms. The proceeds from these advances were used to assist in funding the operations of the Company.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------


[9]  Accrued Settlement

In fiscal 2000, the Company borrowed $100,000 from a customer of the Company. Terms of the note payable provide for a maturity date of August 2002 for all principal and accrued interest to be repaid. Upon default of repayment, the customer initiated legal action against the Company. While the outcome of litigation is uncertain, legal counsel has advised the Company that a total of $52,000 will be a reasonable amount due the customer. At December 31, 2002, the Company accrued a balance of $52,000 including past due interest related to the settlement of this matter.

[10] Note Payable - Related Party

In January 2001, the Company borrowed $65,000 from the former president of the Company. The loan agreement provides for interest at 8% per annum but contains no specific repayment terms on the principal balance. At December 31, 2001, the principal balance and related accrued interest outstanding was $34,683. The Company recorded approximately $4,000 in interest expense in 2001 related to this borrowing. In fiscal 2002, the Company issued 561,766 shares of its common stock in settlement of the remaining loan balance of $29,319 plus accrued interest of $5,364.

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

In January 2002, the Company received a purchase money mortgage note from a consultant calling for the purchase of 30,000 shares per month for 12 months at a price of $.05 per share, the closing price on the date when the agreement was negotiated. In January 2002, the Company issued the initial 30,000 shares of its common stock in exchange for $1,500. In February 2002, the Company issued another 90,000 shares of its common stock in exchange for $4,500. In August 2002, the Company issued another 30,000 shares of its common stock in exchange for $1,500.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------


[12] Capital Transaction [Continued]

A total of 241,251 shares of the Company's common stock were issued to a previous customer in satisfaction of an investment made in the Company.

During fiscal 2002, the Chief Financial Officer of the Company purchased 350,000 shares of the Company's common stock at $.06 per share.

During fiscal 2002, the former Chief Executive Officer of the Company was issued 561,766 shares of the Company's common stock in settlement of a loan amount and interest payable due to the Company's former Chief Executive Officer of $34,683.

In connection with a settlement in fiscal 2002, the Company issued 541,667 shares of common stock with a fair market value of $0.06 per share as consideration for rent in arrears on its corporate office space. Additionally, the Company issued 25,000 shares of common stock with a fair market value of $0.06 per share to a consultant for services rendered.

At the November 2002 shareholders meeting, the shareholders approved an amendment to the Company's articles of incorporation to increase the number of shares of common stock which the Company is authorized to issue from 100,000,000 to 200,000,000.

[13] Provision for Income Taxes

Income tax [benefit] expense from continuing operations consists of the following:

                                                               December 31,
                                                               ------------
                                                           2 0 0 2     2 0 0 1
                                                          ---------   ---------
Current:
  Federal                                                 $      --   $      --
  State                                                          --          --
                                                          ---------   ---------

  Total Current                                                  --          --
                                                          ---------   ---------

Deferred:
  Federal                                                        --          --
  State                                                          --          --
                                                          ---------   ---------

  Total Deferred                                                 --          --
                                                          ---------   ---------

  Tax Expense [Benefit] - Continuing Operations           $      --   $      --
  ---------------------------------------------           =========   =========

Income tax from continuing operations at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                               December 31,
                                                               ------------
                                                           2 0 0 2     2 0 0 1
                                                          ---------   ---------

Federal Statutory Rate                                         34.0%       34.0%
State Income Taxes                                               --          --
Non-Deductible Expenses and NOL Valuation Allowance           (34.0)      (34.0)
                                                          ---------   ---------

  Effective Rate                                                 --%         --%
  --------------                                          =========   =========

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------


[13] Provision for Income Taxes [Continued]

As of December 31, 2002, the Company had a gross deferred tax asset of approximately $6,700,000. The deferred tax asset primarily consists of approximately $16,700,000 of federal net operating loss tax carryforwards expiring in years 2012 through 2022. The gross deferred tax asset is offset by a valuation allowance of $6,700,000 at December 31, 2002.

The Company's valuation allowance increased by approximately $900,000 and $1,700,000 for the years ended December 31, 2002 and 2001, respectively.

[14] Commitments and Contingencies

The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows. The Company is currently being in litigation with several a previous creditors for past amounts outstanding owing.

The Company rents office space under and operating lease expiring in September 2005. The lease grants an option for renewal for an additional 5 years.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2002.

Year ending                          Operating
-----------                          ---------
December 31,                           Leases
------------                           ------

  2003                               $  184,347
  2004                                  151,272
  2005                                  100,848
  Thereafter                                 --
                                     ----------

  Total                              $  436,467
  -----                              ==========

Rent expense for the years ended December 31, 2002 and 2001 was approximately $113,000 and $176,000, respectively.

In January 2001, the Company entered into a three year employment agreement with the Company's Chief Financial Officer. Terms of the agreement provide for a base salary of $240,000 per annum for fiscal year ended December 31, 2003. A severance of 1.5 times the annual base salary will be paid upon termination without cause.

[15] Stock Options

[A] On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors [the "Plan"]. The Plan will expire December 31, 2006 unless further extended by appropriate action of the Board of Directors. Employees, directors, consultants and advisors of the Company, or any of its subsidiary corporations, are eligible for participation in the Plan. The Plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of Common Stock, $.001 par value. The shares have been reserved for issuance in accordance with the terms of the Plan. At the November 2002 stockholder meeting, the shareholders approved an amendment to the plan to increase the maximum number of shares of common stock issuable upon exercise of options granted under the plan to 10,000,000. In December 2002, the Board of Directors authorized the issuance of 5,300,000 incentive stock options under the plan to five members of management. A total of 1,250,000 of these options will vest immediately with the remaining 4,050,000 vesting equally over a three year period through December 2005. As of December 31, 2002, a total of 5,308,500 options were outstanding under the plan.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------


[15] Stock Options [Continued]

The following is a summary of transactions, including those options issued to employees of the Company under the plan.

                                                                Weighted-Average
                                                                ----------------
                                                     Shares      Exercise Price
                                                   ----------    --------------

Outstanding at December 31, 2000                      157,500      $     1.72
Granted                                                    --              --
Exercised                                                  --              --
Canceled                                                   --              --


Outstanding at December 31, 2001                      157,500            1.72
                                                   ----------      ----------
Exercisable at December 31, 2001                      141,200            2.25
Granted                                             5,300,000             .06
Exercised                                                  --              --
Canceled                                             (149,000)           1.72


  Outstanding at December 31, 2002                  5,308,500             .06
  --------------------------------                 ----------      ----------

  Exercisable at December 31, 2002                  1,258,500             .06
  --------------------------------                 ----------      ----------


The following table summarizes information about stock options issued under the plan at December 31, 2002:

                                                                                     Exercisable
                                                                                     -----------
                                   Outstanding Stock Options                        Stock Options
                                   -------------------------                        -------------
                                 Remaining       Weighted-Average   Exercisable   Weighted-Average
                                 ---------       ----------------   -----------   ----------------
Exercise Prices    Shares     Contractual Life    Exercise Price       Shares      Exercise Price
---------------    ------     ----------------    --------------       ------      --------------
     $1.19            8,500         2.00               $1.19             8,500          $1.19
     $0.06        5,300,000         5.00               $0.06         1,250,000          $0.06

[B] Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant. The following is a summary of non-incentive stock options and warrants transactions for the two years ended December 31, 2002:

                                                                Weighted-Average
                                                                ----------------
                                                     Shares      Exercise Price
                                                   ----------    --------------

Outstanding at December 31, 2000                    1,441,500      $     2.25
Granted                                               216,667            0.03
Exercised                                                  --              --
Canceled                                                   --              --
                                                   ----------      ----------

Outstanding at December 31, 2001                    1,658,167            2.25
                                                   ----------      ----------
Exercisable at December 31, 2001                    1,815,667            2.25
Granted                                                    --              --
Exercised                                                  --              --
Canceled                                             (208,333)           2.01
                                                   ----------      ----------

  Outstanding at December 31, 2002                  1,607,334            2.25
  --------------------------------                 ----------      ----------

  Exercisable at December 31, 2002                  1,607,334            2.25
  --------------------------------                 ----------      ----------

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------


[15] Stock Options [Continued]

The following table summarizes information about non-incentive stock options at December 31, 2002:

                                                                                     Exercisable
                                                                                     -----------
                                                                                    Stock Options
                                                                                    -------------
                                 Remaining       Weighted-Average   Exercisable   Weighted-Average
                                 ---------       ----------------   -----------   ----------------
Exercise Prices    Shares     Contractual Life    Exercise Price       Shares      Exercise Price
---------------    ------     ----------------    --------------       ------      --------------
     $3.25           50,000         2.00               $3.25            50,000          $3.25
     $4.13          700,000         2.25               $4.13           700,000          $4.13
     $2.50           88,000         2.75               $2.50            88,000          $2.50
     $1.29          115,000         2.25               $1.29           115,000          $1.29
     $2.50          521,000         2.75               $2.50           521,000          $2.50
     $0.03          133,334         3.50               $0.03           133,334          $0.03


These options have a weighted average remaining contractual life of 2.5 years at December 31, 2002.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock option plans. In fiscal 2001, the Company granted 216,667 stock options with an exercise price of $.03 per share to two employees. In fiscal 2002, the Company issued 5,300,000 incentive stock options with an exercise price of $.06 per share to five employees.

The Black-Scholes option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed under SFAS No. 123, "Accounting for Stock Based Compensation." The fair value of the 5,300,000 and 216,667 options issued employees in fiscal 2002 and 2001 was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                           December 31,
                                                           ------------
                                                     2 0 0 2          2 0 0 1
                                                     -------          -------

Risk-Free Interest Rate                                 5.0%             5.5%
Expected Life                                        5 Years          3 years
Expected Volatility                                  117.68%           63.93%
Expected Dividends                                       --%              --%


The pro forma amounts are indicated below:

                                                           Years ended
                                                           -----------
                                                           December 31,
                                                           ------------
                                                     2 0 0 2          2 0 0 1
                                                     -------          -------
Net [Loss]:
  As Reported                                     $ (2,312,227)    $ (4,283,497)
  Pro Forma                                       $ (2,395,227)    $ (4,292,997)

Basic Net [Loss] Per Share of Common Stock:
  As Reported                                     $       (.02)    $       (.14)
  Pro Forma                                       $       (.03)    $       (.14)

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------


[16] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement No. 143 "Accounting for Asset Retirement Obligations" in June 2001, which requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 14, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ["ASFAS 145"]. SFAS 145 among other things rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ["SFAS 4"], and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking - Fund Requirements" ["SFAS 64"] and amends SFAS No. 13, "Accounting for Leases" ["SFAS 13"]. This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Event and Transactions," will be used to classify gains and losses from extinguishment of debt. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company adopted SFAS 145 effective January 1, 2003 and made the necessary reclassifications in its consolidated statements of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ["SFAS 146"], which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force ["EITF"] Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity [including Certain Costs Incurred in a Restructuring]" ["EITF 94-3"]. The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------


[16] New Authoritative Accounting Pronouncements [Continued]

In December 2002, FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued as an amendment of FASB Statement No. 123. Provisions of Statement No. 148 provide for alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Statement No. 148 is effective for entities with a fiscal year ending after December 15, 2002. Certain disclosure requirement under Statement No. 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

We do not expect the adoption of SFAS No. 143, 144, 145, 146 and 148 to have a material impact on our results of operations and financial condition.

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

Management is currently negotiating for several significant software contracts. If these contract negotiations are successful, management of the Company estimates it will have sufficient cash flows to continue to operate on a going concern basis in the near future. There can be no assurance that management's plans to reduce operating losses and have the Company generate sufficient operating cash flows will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[18] Subsequent Events

During January and February 2003, the Company borrowed a total of approximately $301,000 in additional convertible debt from HCI.




                               . . . . . . . . . .