Form 10QSB
period 2003-03-31
ONLINE GAMING SYSTEMS LTD \
filed 2003-05-14
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

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

YES [X]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                             Outstanding as of May 14, 2003
 --------------------------------             ------------------------------
  Common Stock, $.001 par value                          97,315,953

                                TABLE OF CONTENTS

Heading                    Part I. FINANCIAL INFORMATION                    Page
-------                    -----------------------------                    ----

Item 1     Financial Statement .............................................  2

           Consolidated Balance Sheet at March 31, 2003 (Unaudited) ........  3

           Consolidated Statement of Operations-Three Months Ended
           March 31, 2003 and 2002 (Unaudited) .............................  4

           Consolidated Statement of Cash Flows-Three Months Ended
           March 31, 2003 and 2002 (Unaudited) .............................  5

           Notes to Consolidated Financial Statements (Unaudited) ..........  6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operation ........................................  9

           Controls and Procedures ......................................... 10

                           Part II. OTHER INFORMATION
                           --------------------------

Item 1     Legal Proceedings ............................................... 11

Item 2     Change in Securities ............................................ 11

Item 3     Defaults Upon Senior Securities ................................. 11

Item 4     Submission of Matters to a Vote of Securities Holders ........... 11

Item 5     Other Information ............................................... 11

Item 6     Exhibits and Reports on Form 8-K ................................ 11

           Signatures ...................................................... 12

           Certifications .................................................. 13

                                     PART I


Item 1.  Financial Statements

         The following unaudited financial Statements for the three-month period ended March 31, 2003, have been prepared by Online Gaming Systems, Ltd. (the "Company") and Subsidiary.


                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

                              Financial Statements

                                 March 31, 2003


                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF March 31, 2003

                                                                March 31,     December 31,
                                                                  2003            2002
                                                              ------------    ------------
Assets:                                                       (Unaudited)

Current Assets:
  Cash                                                        $     52,742    $      8,916
  Other Current Assets                                              41,837          21,321
                                                              ------------    ------------

  Total Current Assets                                              94,579          30,237

Property and Equipment-Net                                          27,340          55,023

Other Assets
  Deposit                                                               --          18,016
  Intangible Assets-Net                                            314,750         323,565
                                                              ------------    ------------

  Total Assets                                                $    436,669    $    426,841
                                                              ============    ============
Liabilities and Stockholders' Equity:

Current Liabilities:

  Accounts Payable and Accrued Expenses                       $    288,734    $    366,903
  Cash Overdraft                                                        --          18,989
  Advances Related Party                                           146,675         187,653
  Accrued Interest-Related Party                                 1,521,687       1,323,878
  Convertible Notes Payable-Related Party                        5,474,907       5,074,907


  Total Current Liabilities                                      7,432,003       6,972,330

Commitments and Contingencies                                           --              --

Stockholders' (Deficit):

Convertible Preferred Stock-Par Value $.001 Per Share;
  Authorized 10,000,000 Shares, None Issued and Outstanding             --              --

Common Stock-Par value $.001 Per Share;
  Authorized 200,000,000 Shares, Issued- 96,415,953 Shares          96,416          96,416

Additional Paid-in Capital                                      18,710,976      18,710,976

Treasury Stock, 811,767 Common Shares-At Cost                   (1,730,485)     (1,730,485)

Accumulated (Deficit)                                          (24,072,241)    (23,622,396)
                                                              ------------    ------------

Total Stockholders' (Deficit)                                   (6,995,334)     (6,545,489)
                                                              ------------    ------------

Total Liabilities and Stockholders' (Deficit)                 $    436,669    $    426,841
                                                              ============    ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  Three Months ended
                                                       March 31,
                                            -----------------------------
                                                2003             2002
                                            ------------     ------------
Revenue                                     $     28,036     $     64,974

Operating Expenses:
  General and Administrative                     233,901          803,356
  Depreciation and Amortization                   46,171           86,409
                                            ------------     ------------

  Total Operating Expenses                       280,072          889,765
                                            ------------     ------------

  [Loss] from Operations                        (252,036)        (824,791)
                                            ------------     ------------
Other [Expenses] Income:
  Interest Expense-Related Party                (197,809)        (112,047)
  Interest Expense                                    --          (11,618)
  Other Income [Expense]                              --            1,796
                                            ------------     ------------

  Other [Expenses] Income - Net                 (197,809)        (121,869)
                                            ------------     ------------
[Loss] from Operations Before
  Income Tax [Benefit] Expense                  (449,845)        (946,660)

Income Tax [Benefit] Expense                          --               --
                                            ------------     ------------

  Net [Loss]                                    (449,845)        (946,660)

Basic  Net [Loss]
 Per Share of Common Stock                  $         --     $      (0.01)

  Weighted Average Shares of Common
  Stock Outstanding-Basic                     96,415,953       95,040,042


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.


                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                              -----------------------------
                                                                  2003             2002
                                                              ------------     ------------
Operating Activities:
  [Loss] from Operations                                      $   (449,845)    $   (946,660)
  Adjustments to Reconcile Net [Loss] Income to
    Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                   46,171           86,409

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Prepaid Expenses
      Other Assets                                                  (2,500)           4,349

    Increase [Decrease] in:
      Accounts Payable and Accrued Expenses                        (54,442)         (17,191)
      Accrued Interest - Related Party                             197,809          112,047
                                                              ------------     ------------

    Net Cash - Operating Activities:                              (262,807)        (761,046)
                                                              ------------     ------------

Investing Activities:
  Purchase of Property, Equipment, and Capitalized Software        (33,400)         (47,000)
                                                              ------------     ------------

  Net Cash - Investing Activities                                  (33,400)         (47,000)
                                                              ------------     ------------

Financing Activities:
  Proceeds from Issuance of Common Stock                                --           39,349
  Cash Overdraft                                                   (18,989)              --
  Increase (Decrease) in Loan Payable to Officer                        --          (34,680)
  Proceeds from Note Payable                                            --           25,000
  Proceeds from Convertible Note Payable - Related Party           400,000          750,000
  Advances - Related Party                                         (40,978)              --
  Repayments of Lease Payable                                           --           (6,607)
                                                              ------------     ------------

  Net Cash - Financing Activities                                  340,033          773,062
                                                              ------------     ------------

[Decrease] Increase in Cash and Cash Equivalents                    43,826          (34,984)

Cash and Cash Equivalents - Beginning of Period                      8,916          123,097
                                                              ------------     ------------

Cash and Cash Equivalents - End of Period                     $     52,742     $     88,113
                                                              ============     ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
    Interest                                                  $         --     $     11,618
    Taxes                                                     $         --     $         --

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2003

Note 1 -   Basis of Preparation
           --------------------

           The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results of operations to be reported for the full year ending December 31, 2003. These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the corporation's annual report on form 10-KSB for the year ended December 31, 2002.

Note 2 -   Major Customers
           ---------------

           Income fees derived from customers are concentrated amongst numerous customers, with the following contributing more than 10 percent of the Company's revenues during the quarter ending March 31, 2003:

               Customer A-Software Support               100%

Note 3 -   Convertible Notes Payable - Related Party
           -----------------------------------------

           At March 31, 2003, the Company had a $5,474,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provide for an extension of the maturity to repay all principal outstanding and related accrued interest at 12% annually by December 31, 2003. Upon failure of the Company to pay the principal balance by the maturity date, interest on the principal balance will become subject to interest at 15% per annum. The notes payable are secured by substantially all assets of the Company. The Company recorded interest expense of $ 197,809 and $112,047 for the three months ended March 31, 2003 and March 31, 2002 respectively. As of March 31, 2003 the Company has accrued $1,521,687 in interest related to the convertible debt borrowing.

           During the quarter ended March 31, 2003, the Company had advances of $400,000 from HCI in the form of convertible notes payable. Terms of the conversion feature provide for the principal balance to be converted into shares of the Company's common stock at a rate equal to the fair value per share at the date of conversion.

Note 4 -   Capital Stock
           -------------

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

           In 2002 a total of 241,251 shares of the Company's common stock were issued to a previous customer in satisfaction of an investment made in the Company.

           During fiscal 2002, the Chief Financial Officer of the Company purchased 350,0000 shares of the Company's common stock at $.06 per share.

           In connection with a settlement in fiscal 2002, the Company issued 541,667 shares of common stock with a fair market value of $0.06 per shares as consideration for rent in arrears on its corporate office space. Additionally, the Company issued 25,000 shares of common stock with a fair market value of $0.06 per share to a consultant for services rendered.

           At the November 2002 shareholders meeting, the shareholders approved an amendment to the Company's articles of incorporation to increase the number of shares of common stock which the Company is authorized to issue from 100,000,000 to 200,000,000.

Note 5 -   Per Share Data
           --------------

           Per share basic data are based on the weighted average number of common shares outstanding during the respective periods. The diluted net income per share is based upon the common stock outstanding during the period and the effect of all dilutive potential common shares outstanding. The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. For each period presented, all outstanding options and warrants were anti-dilutive for earning per share calculations.

Note 6 -   Business Agreements
           -------------------

           Your Move, Inc.
           ---------------

           During the second quarter of 2001 the Company announced its joint venture with Station Casinos, Inc., formed to develop the technology for the remote play "eSlot" product, which is licensed to Gamecast Live, a subsidiary of Station Casinos. In exchange for a 22.5 percent interest in the joint venture, the Company contributed certain assets, including intellectual property and services. Station Casinos is in the gaming and entertainment business and owns 75 percent of Your Move, Inc.

           During 2002 Your Move, Inc. elected to curtail further development and marketing efforts pending resolution of Nevada and federal regulatory issues.

           UnoDosTres.com
           --------------

           During the third quarter of 2001, the Company executed a Marketing and Operations Agreement with UnoDosTres.com (UDT) whereby it was granted exclusive rights to market up to three Internet casinos on the UDT site. UDT agreed to provide up to $155 million of bartered advertising to promote the Internet casinos. The Agreement called for the first of the Internet casinos to be open not later than September 19, 2002.

           Due to delays in completion of certification for the Internet casinos that the Company expects to be managing for International Gaming & Entertainment Corporation (IGEC), an affiliate of the Company, the casino was not open as of September 19, 2002. On September 25, 2002 UDT informed the Company that the Agreement would be terminated and proposed certain changes to various of the business points of the original Agreement. On December 3, 2002 the Company executed a new Co-Branding Agreement with similar benefits and obligations as the original Agreement, with the primary exception being exclusivity.

           Internet Casino Contract-Ahead Investments Limited
           --------------------------------------------------

           During the fourth quarter of 2001, the Company announced that it expected to launch the first Internet casino linked to the UnoDosTres.com Internet Television Network. OGS and affiliates of Hoskin Consolidated Investment Limited (HCI) have completed an operating agreement for the casino, whereby HCI will provide the financing for the casino and be the principal shareholders of IGEC, the owner of the casino. OGS will provide the management and marketing for the casino, and contribute certain of its rights attained through the UnoDosTres agreement. Depending upon the length of time to complete the licensing process, the Casino is expected to go live during the second or third quarter of 2003.

Note 7 -   Subsequent Events
           -----------------

           During the second quarter of 2003 the President and Chief Financial Officer of the Company purchased 100,000 shares of Common Stock at a price of $.06 per share.

           During the second quarter of 2003, 750,000 shares of Common Stock were issued as partial payment for contract development services.

           During the second quarter of 2003, the Company announced that it was selected by a Japanese operator to develop an Internet Casino System, the first for the Company for a customer in the Asia region. This license is the second license for the Company's FIRE product. The two licenses are expected to provide significant revenue to the Company during 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------

         Result of Operations
         --------------------

         Three Months Ended March 31, 2003 and 2002
         ------------------------------------------

         Net Revenues. The Company's revenues decreased approximately 57% in 2003 over the same period in 2002. Revenues from operations in the first quarter 2003 were $28,036 as compared with $64,974 for the same period in 2002. The decrease in revenue was primarily due to decreases in fee-paying customers and the completion of special project work during the early part of 2002.

         Operating Expenses. Operating expenses decreased by 68,5% or $609,693 in the first quarter 2003 over the same period in 2002. The decrease was largely due to downsizing of employees, resulting in reduced payroll costs and reducing certain operating expenses. We focused our business on Internet gaming software, and significantly reduced our involvement in the hardware portion of our business.

         Liquidity and Capital Resources
         -------------------------------

         Cash and cash equivalents totaled $52,742 at March 31, 2003. Net cash used from operations was $262,807 primarily due to a Net Loss for the three months ended March 31, 2003 of $449,845, a decrease in Accounts Payable of $54,442 and offset by an increase in accrued interest to a related party of $197,809.

         Net cash used in investing activities for the three months ended March 31, 2003, was $33,400 for payments made for the further development of the Company's software.

         Net cash provided from financing activities for the three months ended March 31, 2003, was $340,033. HCI, the Company's largest stockholder funded the finance activities.

         Management believes that cash generated from new license contracts, future royalties and operations and continuing participation of HCI will be sufficient to satisfy the Company's current anticipated cash requirements. Failure to obtain sufficient funding from HCI could adversely affect the operating ability of the Company.

         Forward - Looking Statements
         ----------------------------

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

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

                                     PART II

Item 1.  Legal Proceedings

         During the second quarter of 2002, RCS Financial Services, Ltd filed suit against the Company for repayment of a loan, alleging a remaining balance of $47,500 plus interest. The Company reached resolution regarding this suit during the second quarter of 2003, and paid $53,571 for full settlement. There were no other new legal proceedings filed or threatened involving the Company during the three-month period ended March 31, 2003.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Not applicable
         (b)   Reports on Form 8-K
         (i)   Form 8-K: Change of independent accountants, - January 30,1997
         (ii)  Form 8-K: Acquisition of The Eminet Domain, Inc- March 7,1997
         (iii) Form 8-K: Offer to purchase Coms21 shares, - May 27,1998
         (iv)  Form 8-K: Changes to executive management, - March 29, 2002

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Online Gaming Systems, Ltd.


Date:    May 14, 2003                  By: /s/ J. A. COPELYN
                                           -------------------------------------
                                                (Signature)
                                           J.A. Copelyn
                                           Chairman of the Board /
                                           Chief Executive Officer


                                       By: /s/ LAWRENCE P. TOMBARI
                                           -------------------------------------
                                                (Signature)
                                           Lawrence P. Tombari
                                           President/Chief Financial Officer

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, J.A. Copelyn, Chief Executive Officer of Online Gaming Systems, Ltd. (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

           (a) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2003, which this certification accompanies (the "Periodic Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

           (b) that information contained in the Periodic Report fairly presents, in all material respect, the financial condition and results of operations of the Company.


Date:    May 14, 2003                  By: /s/ J. A. COPELYN
                                           -------------------------------------
                                           J.A. Copelyn
                                           Chief Executive Officer
                                           Online Gaming Systems, Ltd.


I, Lawrence P. Tombari, Chief Financial Officer of Online Gaming Systems, Ltd. (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

           (a) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2003, which this certification accompanies (the "Periodic Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

           (b) that information contained in the Periodic Report fairly presents, in all material respect, the financial condition and results of operations of the Company.


Date:    May 14, 2003                  By: /s/ LAWRENCE P. TOMBARI
                                           -------------------------------------
                                           Lawrence P. Tombari
                                           Chief Financial Officer
                                           Online Gaming Systems, Ltd.