Form 10QSB
period 2003-06-30
ONLINE GAMING SYSTEMS LTD \
filed 2007-06-04
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________.

                         Commission File Number: 0-27256

                           ONLINE GAMING SYSTEMS, LTD.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                    13-3858917
               --------                                    ----------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification number)

      c/o Advanced Resources Group, LTD, 5 Erie Street, Garfield, NJ 07026
      --------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone no., including area code: (973) 253-6131

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                          Outstanding as of June 26, 2006
             -----                          -------------------------------
   Common Stock, $.001 par value                    97,315,953

                                TABLE OF CONTENTS

Heading                   PART I. FINANCIAL INFORMATION                    Page

Item 1 Financial Statements ..............................................  2

       Consolidated Balance Sheet-June 30, 2003 (Unaudited) ..............  3

       Consolidated Statement of Operations-Six Months Ended June 30,
       2003(Unaudited) ...................................................  4

       Consolidated Statement of Operations-Three Months Ended June 30,
       2003(Unaudited) ...................................................  5

       Consolidated Statement of Cash Flows-Six Months Ended June 30, 2003(Unaudited)

       Notes to Consolidated Financial Statements (Unaudited) ............ 7-9

Item 2 Management's Discussion and Analysis or Plan of Operation ......... 10

Item 3 Controls and Procedures............................................ 11


                           PART II. OTHER INFORMATION

Item 1 Legal Proceedings ................................................. 12

Item 2 Unregisterd Sales of Equity Securities and Use of Proceeds......... 12

Item 3 Defaults Upon Senior Securities ................................... 12

Item 4 Submission of Matters to a Vote of Securities Holders ............. 12

Item 5 Other Information ................................................. 12

Item 6 Exhibits .......................................................... 12

Signatures ............................................................... 13

                                     PART I

Item 1. Financial Statements

The following unaudited financial Statements for the six-month periods ended June 30, 2003 and 2002 have been prepared by Online Gaming Systems, Ltd. (the "Company") and Subsidiary.

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

                              Financial Statements

                                  June 30, 2003

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                  JUNE 30,      DECEMBER 31,
                                                                   2003            2002
                                                               ------------    ------------
                                                                (Unaudited)
ASSETS:

CURRENT ASSETS:
  Cash                                                         $       --      $      8,916
  Other Current Assets
                                                                       --            21,321
                                                               ------------    ------------
  TOTAL CURRENT ASSETS                                                 --            30,237
                                                               ------------    ------------

PROPERTY AND EQUIPMENT-Net                                             --            55,023
                                                               ------------    ------------
OTHER ASSETS
  Deposit                                                              --            18,016
  Intangible Assets-Net                                                --           323,565
                                                               ------------    ------------
  TOTAL ASSETS                                                 $       --      $    426,841
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Cash Overdraft                                               $       --      $     18,989
  Accounts Payable and Accrued Expenses                             304,276         366,903
  Accrued Interest-Related Party                                  1,719,496       1,323,878
  Advances - Related Party                                          142,529         187,653
  Convertible Notes Payable - Related Party                       2,474,907       5,074,907
                                                               ------------    ------------
  TOTAL CURRENT LIABILITIES                                       4,641,208       6,972,330

COMMITMENTS AND CONTINGENCIES                                          --              --

STOCKHOLDERS' (DEFICIT):
  Convertible Preferred Stock-Par Value $.001 Per Share;
    Authorized 10,000,000 Shares, None Issued and Outstanding          --              --

  Common Stock-Par value $.001 Per Share;
    Authorized 200,000,000 Shares, Issued and outstanding-
    97,315,953 Shares at June 30, 2003                               97,316          96,416

   Additional Paid-in Capital                                    18,764,076      18,710,976

   Treasury Stock,1,125,012 Common Shares-At Cost                (1,730,485)     (1,730,485)

  Accumulated (Deficit)                                         (21,772,116)    (23,622,396)
                                                               ------------    ------------
  TOTAL STOCKHOLDERS' (DEFICIT)                                  (4,641,208)     (6,545,489)
                                                               ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                $       --      $    426,841
                                                               ============    ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
REVENUE
  Related Party                                    $       --      $    250,000
  Other                                                 146,780         290,233
                                                   ------------    ------------
TOTAL REVENUE                                      $    146,780    $    540,233

COST OF SALES                                              --              --
                                                   ------------    ------------
GROSS PROFIT                                            146,780         540,233

OPERATING EXPENSES:
  General and Administrative                            398,313       1,192,958
  Depreciation and Amortization                          92,342         174,095
                                                   ------------    ------------
TOTAL OPERATING EXPENSES                                490,655       1,367,053
                                                   ------------    ------------
[LOSS] FROM OPERATIONS                                 (343,875)       (826,820)
                                                   ------------    ------------
OTHER [EXPENSES] INCOME:
  Interest Expense-Related Party                       (395,618)       (254,608)
  Interest Expense                                         --            (2,643)
  Settlement of debt                                       --              --
  Other Income [Expense]                              2,589,774           1,796
                                                   ------------    ------------

  OTHER [EXPENSES] INCOME - NET                       2,194,156        (255,455)
                                                   ------------    ------------
INCOME(LOSS) FROM OPERATIONS BEFORE
  INCOME TAX [BENEFIT] EXPENSE                        1,850,281      (1,082,275)

INCOME TAX [BENEFIT] EXPENSE                               --              --
                                                   ------------    ------------
NET INCOME (LOSS)                                  $  1,850,281    $ (1.082,275)
                                                   ============    ============
BASIC AND DILUTED NET [LOSS]
  PER SHARE OF COMMON STOCK                        $        .02    $       (.01)

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING-BASIC AND DILUTED                96,652,698      95,231,370



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------
REVENUE
  Related Party                                  $       --        $    250,000
  Other                                               118,744           225,259
                                                 ------------      ------------
TOTAL REVENUE                                    $    118,744      $    475,259

COST OF SALES                                            --                --
                                                 ------------      ------------
GROSS PROFIT                                          118,744           475,259

OPERATING EXPENSES:
  General and Administrative                          164,412           389,601
  Depreciation and Amortization                        46,171            87,686
                                                 ------------      ------------
TOTAL OPERATING EXPENSES                              210,583           477,287
                                                 ------------      ------------
INCOME[LOSS] FROM OPERATIONS                          (91,839)           (2,028)
                                                 ------------      ------------
OTHER [EXPENSES] INCOME:
  Interest Expense-Related Party                     (197,809)         (131,547)
  Interest Expense                                       --              (2,039)
  Settlement of debt                                     --                --
  Other Income [Expense]                            2,589,774              --
                                                 ------------      ------------

  OTHER [EXPENSES] INCOME - NET                     2,391,965          (133,586)
                                                 ------------      ------------
INCOME[LOSS] FROM OPERATIONS BEFORE
INCOME TAX [BENEFIT] EXPENSE                        2,300,126          (135,614)

INCOME TAX [BENEFIT] EXPENSE                             --                --
                                                 ------------      ------------
NET INCOME [LOSS]                                   2,300,126          (135,614)
                                                 ============      ============

BASIC AND DILUTED NET [LOSS]
  PER SHARE OF COMMON STOCK                      $       0.02      $       (.00)

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING-BASIC AND DILUTED              97,052,698        95,635,953



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                --------------------------
                                                                    2003           2002
                                                                -----------    -----------
OPERATING ACTIVITIES:
  [Loss] from Operations                                        $ 1,850,281    $(1,082,275)
  Adjustments to Reconcile Net [Loss] Income to
    Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                    92,342        174,095
    Exchange of assets for cancellation of indebtedness          (2,659,188)          --
    Issuance of common stock for cancellation of indebtedness        54,000           --
  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Note Receivable                                                  --         (125,000)
      Other Assets                                                    3,707          5,674
    Increase [Decrease] in:
      Accounts Payable and Accrued Expenses                         (38,904)      (118,823)
      Accrued Interest - Related Party                              395,618        234,094
                                                                -----------    -----------
NET CASH - OPERATING ACTIVITIES:                                   (309,558)      (912,235)
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Purchase of Patents and Licenses                                     --             --
  Purchase of Property, Equipment, and Capitalized Software         (35,245)       (74,500)
                                                                -----------    -----------
NET CASH - INVESTING ACTIVITIES                                     (35,245)       (74,500)
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                               --            4,910
  Proceeds from Sale of Treasury Stock                                 --             --
  Increase (Decrease) in Loan Payable to Officer                       --             --
  Proceeds from Note Payable                                           --           25,000
  Proceeds from Convertible Note Payable - Related Party            400,000      1,150,000
  Repayment of Convertible Note Payable - Related Party                --             --
  Repayments of Note Payable                                           --           (2,500)
  Repayments of Lease Payable                                          --          (23,396)
                                                                -----------    -----------
NET CASH - FINANCING ACTIVITIES                                     354,876        904,014
                                                                -----------    -----------
[DECREASE] INCREASE IN CASH AND CASH EQUIVALENTS                     10,073        (82,721)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      10,073        123,097
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $      --      $    40,376
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
    Interest                                                    $      --      $    23,157
     Taxes                                                             --             --

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   The Company exchanged assets with a book value of $340,812 for $3,000,000 convertible note payable resulting in a non-cash profit of $ 2,659,188

   During the six month period ended June 30, 2003, the Company issued 900,000 shares of common stock to a former consultant in exchange for cancellation of indebtedness.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2003

Note 1 -          Basis of Preparation

                  The accompanying unaudited consolidated financial statements of Online Gaming Systems, Ltd and Subsidiary (the " Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim period are not necessary indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2002.

Note 2 -          Significant Accounting Policies

                  The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2002 Form 10-KSB.

Note 3 -          Per Share Data

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

Note 4 -          Major Customers

                  Income fees derived from customers are concentrated amongst numerous customers, with the following contributing more than 10 percent of the Company's revenues during the six-month period ending June 30, 2003:

                  Customer A-related party                    100%

                   ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2003

Note 5 -          Convertible Notes Payable - Related Party

                  At June 30, 2003, the Company had a $2,474,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provide for an extension of the maturity to repay all principal outstanding and related accrued interest at 12% annually by December 31, 2003. Upon failure of the Company to pay the principal balance by the maturity date, interest on the principal balance will become subject to interest at 15% per annum. The notes payable are secured by substantially all assets of the Company. The Company recorded interest expense of $ 395,618 and $254,608 for the six months ended June 30, 2003 and June 30, 2002 respectively. As of June 30, 2003, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing.

                  During the quarter ended March 31, 2003, the Company had advances of $400,000 from HCI in the form of convertible notes payable. Terms of the conversion feature provide for the principal balance to be converted into shares of the Company's common stock at a rate equal to the fair value per share at the date of conversion.

                  At June 30, 2003 the Company exchanged all its assets as well as its wholly owned Australian subsidiary for forgiveness of $3,000,000 convertible note payable due to HCI.

Note 6 -          Capital Stock

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

                   ONLINE GAMIING SYSTEMS, LTD. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2003

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

                  In the second quarter of 2003, the Company issued 900,000 shares of common stock with a market value of $.06 per share for cancellation of indebtedness.

Note 7 -          Subsequent Events

                  In 2006 the Company's major shareholder Hosken Consolidated Investments ["HCI"] executed a stock purchase agreement to sell 77,767,153 (79%) shares of common stock of the Company to a non-related third party buyer.

Item 2. Management's Discussion and Analysis or Plan of Operation

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NET REVENUES

The Company's revenues decreased approximately 72% in the six months ended June 30, 2003 over the same period in 2002. Revenues from operations for the six months ended June 30,2003 were $146,780 as compared with $540,233 for the same period in 2002. The decrease in revenue was primarily due to decreases in fee-paying customers and the completion of special project work during the early part of 2002. The Company ceased operations in May 2003.

OPERATING EXPENSES

Operating expenses decreased by 66,6% or $1,192,958 For the six months ended June 30, 2003 over the same period in 2002. The decrease was largely due to downsizing of employees, resulting in reduced payroll costs and reducing certain operating expenses. We ceased operations in May 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $--- at June 30, 2003. Net cash used from operations was $309,558, primarily due to a Net Loss for the six months ended June 30, 2003 of $343,875, a decrease in Accounts Payable of $38,904 and offset by an increase in accrued interest to a related party of $395,618.

Net cash used in investing activities for the six months ended June 30, 2003 was $35,245 for payments made for the further development of the Company's software.

Net cash provided from financing activities for the six months ended June 30, 2003, was $354,876. HCI, the Company's largest stockholder funded the finance activities.

The Company ceased operations in May 2003.

FORWARD - LOOKING STATEMENTS

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

Item 3. Controls and Procedures

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

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

                                     PART II

Item 1. Legal Proceedings

During the second quarter of 2002, RCS Financial Services, Ltd filed suit against the Company for repayment of a loan, alleging a remaining balance of $47,500 plus interest. The Company reached resolution regarding this suit during the second quarter of 2003, and paid $53,571 for full settlement. There were no other new legal proceedings filed or threatened involving the Company during the six-month period ended June 30, 2003.

Item 2. Unregisterd Sales of Equity Securities and Use of Proceeds

This Item is not applicable to the Company.

Item 3. Defaults upon Senior Securities

This Item is no applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

This Item is not applicable to the Company.

Item 5. Other Information

This Item is not applicable to the Company.

Item 6. Exhibits

   Exhibits

       31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 4, 2007

                                       Online Gaming Systems, Ltd.

                                       By: /s/ RICHARD DUNNING
                                           ---------------------------------
                                           Richard Dunning
                                           President and
                                           Acting Chief Financial Officer