Form 10QSB
period 2003-09-30
ONLINE GAMING SYSTEMS LTD \
filed 2007-06-04
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                       Outstanding as of August 10, 2006
               -----                       ---------------------------------
    Common Stock, $.001 par value                     97,315,953

                                TABLE OF CONTENTS

Heading                   PART I. FINANCIAL INFORMATION                     Page

Item 1  Financial Statements ..............................................    2

        Balance Sheet-September 30, 2003 (Unaudited) ......................    3

        Statement of Operations-Nine Months Ended September 30,
        2003 (Unaudited) ..................................................    4

        Statement of Operations-Three Months Ended September 30,
        2003 (Unaudited) ..................................................    5

        Statement of Cash Flows-Nine Months Ended September 30,
        2003 (Unaudited) ..................................................    6

        Notes to Financial Statements (Unaudited) .........................  7-9

Item 2  Management's Discussion and Analysis or Plan of Operation .........   10

Item 3  Controls and Procedures ...........................................   10

                           PART II. OTHER INFORMATION

Item 1  Legal Proceedings .................................................   11

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds .......   11

Item 3  Defaults Upon Senior Securities ...................................   11

Item 4  Submission of Matters to a Vote of Securities Holders .............   11

Item 5  Other Information .................................................   11

Item 6  Exhibits ..........................................................   11

Signatures ................................................................   12

                                     PART I

Item 1. Financial Statements

The following unaudited financial Statements for the nine-month periods ended September 30, 2003 and 2002 have been prepared by Online Gaming Systems, Ltd. (the "Company").

                           ONLINE GAMING SYSTEMS, LTD.

                              Financial Statements

                               September 30, 2003

                           ONLINE GAMING SYSTEMS, LTD.
                                  BALANCE SHEET

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                     2003           2002
                                                                ------------    ------------
                                                                 (Unaudited)
ASSETS:

CURRENT ASSETS:
  Cash                                                          $       --      $      8,916
  Other Current Assets                                                  --            21,321
                                                                ------------    ------------
  TOTAL CURRENT ASSETS                                                  --            30,237
                                                                ------------    ------------

PROPERTY AND EQUIPMENT-Net                                              --            55,023
                                                                ------------    ------------
OTHER ASSETS
  Deposit                                                               --            18,016
  Intangible Assets-Net
                                                                        --           323,565
                                                                ------------    ------------
  TOTAL ASSETS                                                  $       --      $    426,841
                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Cash Overdraft                                                $       --      $     18,989
  Accounts Payable and Accrued Expenses                              304,276         366,903
  Accrued Interest-Related Party                                   1,719,496       1,323,878
  Advances - Related Party                                           142,529         187,653
  Convertible Notes Payable - Related Party                        2,474,907       5,074,907
                                                                ------------    ------------
  TOTAL CURRENT LIABILITIES                                        4,641,208       6,972,330

COMMITMENTS AND CONTINGENCIES                                           --              --

STOCKHOLDERS' (DEFICIT):
  Convertible Preferred Stock-Par Value $.001 Per Share;
    Authorized 10,000,000 Shares, None Issued and Outstanding           --              --

  Common Stock-Par value $.001 Per Share;
    Authorized 200,000,000 Shares, Issued and outstanding-
    97,315,953 Shares at September 30, 2003                           97,316          96,416

   Additional Paid-in Capital                                     18,764,076      18,710,976

   Treasury Stock,1,125,012 Common Shares-At Cost                 (1,730,485)     (1,730,485)

  Accumulated (Deficit)                                          (21,772,116)    (23,622,396)
                                                                ------------    ------------
  TOTAL STOCKHOLDERS' (DEFICIT)                                   (4,641,208)     (6,545,489)
                                                                ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                 $       --      $    426,841
                                                                ============    ============

The Accompanying Notes are an Integral Part of these Financial Statements

                           ONLINE GAMING SYSTEMS, LTD.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                     2003               2002
                                                 ------------      ------------
REVENUE
  Related Party                                  $       --        $    250,000
  Other                                               146,780           436,706
                                                 ------------      ------------
TOTAL REVENUE                                    $    146,780      $    686,706

COST OF SALES                                            --                --
                                                 ------------      ------------
GROSS PROFIT                                          146,780           686,706
                                                 ------------      ------------
OPERATING EXPENSES:
  General and Administrative                          398,313         1,631,727
  Depreciation and Amortization                        92,342           242,238
                                                 ------------      ------------
TOTAL OPERATING EXPENSES                              490,655         1,873,965
                                                 ------------      ------------
[LOSS] FROM OPERATIONS                               (343,875)       (1,187,259)
                                                 ------------      ------------
OTHER [EXPENSES] INCOME:
  Interest Expense-Related Party                     (395,618)         (392,005)
  Interest Expense                                       --              (3,323)
  Settlement of debt                                     --                --
  Other Income [Expense]                            2,589,774             1,797
                                                 ------------      ------------
OTHER [EXPENSES] INCOME - NET                       2,194,156          (393,531)
                                                 ------------      ------------
INCOME(LOSS) FROM OPERATIONS BEFORE
  INCOME TAX [BENEFIT] EXPENSE                      1,850,281        (1,580,790)

INCOME TAX [BENEFIT] EXPENSE                             --                --
                                                 ------------      ------------
NET INCOME (LOSS)                                $  1,850,281      $ (1,580,790)
                                                 ============      ============
BASIC AND DILUTED NET [LOSS]
  PER SHARE OF COMMON STOCK                      $        .02      $       (.01)

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING-BASIC AND DILUTED              96,802,698        95,336,529

The Accompanying Notes are an Integral Part of these Financial Statements.

                           ONLINE GAMING SYSTEMS, LTD.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                     2003             2002
                                                 ------------     ------------
REVENUE
  Related Party                                  $       --       $       --
  Other                                                  --            146,473
                                                 ------------     ------------
TOTAL REVENUE                                            --            146,473

COST OF SALES                                            --               --
                                                 ------------     ------------
GROSS PROFIT                                             --            146,473
                                                 ------------     ------------
OPERATING EXPENSES:
  General and Administrative                             --            438,769
  Depreciation and Amortization                          --             68,143
                                                 ------------     ------------
TOTAL OPERATING EXPENSES                                 --            506,912
                                                 ------------     ------------
INCOME[LOSS] FROM OPERATIONS                             --           (360,439)
                                                 ------------     ------------
OTHER [EXPENSES] INCOME:
  Interest Expense-Related Party                         --           (137,397)
  Interest Expense                                       --               (680)
  Settlement of debt                                     --
  Other Income [Expense]                                 --               --
                                                 ------------     ------------
OTHER [EXPENSES] INCOME - NET                            --           (138,077)
                                                 ------------     ------------
INCOME[LOSS] FROM OPERATIONS BEFORE
  INCOME TAX [BENEFIT] EXPENSE                           --           (498,516)

INCOME TAX [BENEFIT] EXPENSE                             --               --
                                                 ------------     ------------
NET INCOME [LOSS]                                        --           (498,516)
                                                 ============     ============

BASIC AND DILUTED NET [LOSS]
  PER SHARE OF COMMON STOCK                      $       --       $       (.01)

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING-BASIC AND DILUTED              97,315,953       95,546,846

The Accompanying Notes are an Integral Part of these Financial Statements.

                           ONLINE GAMING SYSTEMS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                ------------------------------
                                                                      2003           2002
                                                                  -----------    -----------
OPERATING ACTIVITIES:
  [Loss] from Operations                                          $ 1,850,281    $(1,580,790)
  Adjustments to Reconcile Net [Loss] Income to
    Net Cash [Used for] Operating Activities:
      Depreciation and Amortization                                    92,342        242,238
      Exchange of assets for cancellation of indebtedness          (2,659,188)          --
      Issuance of common stock for cancellation of indebtedness        54,000         34,000
  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Note Receivable
      Other Assets                                                      3,707         (4,747)
    Increase [Decrease] in:
      Accounts Payable and Accrued Expenses                           (38,904)      (116,218)
      Accrued Interest - Related Party                                395,618        361,531
                                                                  -----------    -----------
NET CASH - OPERATING ACTIVITIES:                                     (309,558)    (1,063,986)
                                                                  -----------    -----------
INVESTING ACTIVITIES:
  Purchase of Patents and Licenses                                       --             --
  Purchase of Property, Equipment, and Capitalized Software           (35,245)      (105,000)
                                                                  -----------    -----------
NET CASH - INVESTING ACTIVITIES                                       (35,245)      (105,000)
                                                                  -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                                 --           12,910
  Proceeds from Sale of Treasury Stock                                   --             --
  Increase (Decrease) in Loan Payable to Officer                         --             --
  Proceeds from Note Payable                                           50,000
  Proceeds from Convertible Note Payable - Related Party              400,000      1,320,000
  Repayment of Convertible Note Payable - Related Party                  --         (250,000)
  Repayments of Note Payable                                             --           (2,500)
  Repayments of Lease Payable                                            --          (29,006)
                                                                  -----------    -----------
NET CASH - FINANCING ACTIVITIES                                       354,876      1,101,404
                                                                  -----------    -----------
[DECREASE] INCREASE IN CASH AND CASH EQUIVALENTS                       10,073        (67,582)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        10,073        123,097
                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                         $      --      $    55,515
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
    Interest                                                      $      --      $    33,796
    Taxes                                                                --             --

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   The Company exchanged assets with a book value of $340,812 for $3,000,000 convertible note payable resulting in a non-cash profit of $ 2,659,188

   During the six month period ended June 30, 2003, the Company issued 900,000 shares of common stock to a former consultant in exchange for cancellation of indebtedness.

The Accompanying Notes are an Integral Part of these Financial Statements.

                          ONLINE GAMIING SYSTEMS, LTD.
                    Notes to Financial Statements (Unaudited)
                               September 30, 2003

Note 1 -          Basis of Preparation

                  The accompanying unaudited financial statements of Online Gaming Systems, Ltd (the " Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim period are not necessary indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Note 4 -          Major Customers

                  Income fees derived from customers are concentrated amongst numerous customers, with the following contributing more than 10 percent of the Company's revenues during the nine-month period ending September 30, 2003:

                           Customer A-related party                    100%

                          ONLINE GAMIING SYSTEMS, LTD.
                    Notes to Financial Statements (Unaudited)
                               September 30, 2003

Note 5 -          Convertible Notes Payable - Related Party

                  At September 30, 2003, the Company had a $2,474,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provides for an extension of the maturity to repay all principal outstanding and related accrued interest by a future date to be determined. The notes payable are secured by substantially all assets of the Company. The Company recorded interest expense of $395,618 and $254,608 for the nine months ended September 30, 2003 and September 30, 2002 respectively. As of September 30, 2003, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing.

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

                          ONLINE GAMIING SYSTEMS, LTD.
                    Notes to Financial Statements (Unaudited)
                               September 30, 2003

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

Note 7 -          Subsequent Events

                  In 2006 the Company's major stockholder, Hosken Consolidated Investments ["HCI"] executed a stock purchase agreement to sell 77,767,153 (79%) shares of common stock of the Company to a non-related third party buyer.

Item 2. Management's Discussion and Analysis or Plan of Operation

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company permanently ceased operations in May 2003, therefore no discussion and analysis of financial condition and results of operations would be relevant.

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

                           ONLINE GAMING SYSTEMS, LTD.

                                     PART II

Item 1.  Legal Proceedings

During the second quarter of 2002, RCS Financial Services, Ltd filed suit against the Company for repayment of a loan, alleging a remaining balance of $47,500 plus interest. The Company reached resolution regarding this suit during the second quarter of 2003, and paid $53,571 for full settlement. There were no other new legal proceedings filed or threatened involving the Company during the three-month period ended September 30, 2003.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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