Form 10KSB
period 2003-12-31
ONLINE GAMING SYSTEMS LTD \
filed 2007-06-18
CIK 1003739

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ___________

                         Commission file number 0-27256

                           ONLINE GAMING SYSTEMS, LTD.
                           ---------------------------

       DELAWARE                                              13-3858917
       --------                                              ----------
State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification No.

      c/o Advanced Resources Group, LTD, 5 Erie Street, Garfield, NJ 07026
      --------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (973) 253-6131
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended December 31, 2003 were $ 699,905.

         The aggregate market value at May 7, 2007 of shares of the Registrant's Common Stock, $.001 par value per share (based upon the closing price of $0.69 per share of such stock on the "Pink sheets" on such date), held by non-affiliates of the Registrant was approximately $13,488,672. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 7, 2007 there were outstanding 97,315,953 shares of the Registrant's Common Stock, $.001 par value.

         Transitional Small Business Disclosure Format (check one):

                            Yes [X]     No  [ ]

================================================================================

                                TABLE OF CONTENTS

                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS ...........................................  1

ITEM 2    DESCRIPTION OF PROPERTY ...........................................  2

ITEM 3    LEGAL PROCEEDINGS .................................................  2

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............  2

                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........  3

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........  3
            Overview ........................................................  4
            Results of Operations ...........................................  4
            Liquidity and Capital Resources .................................  4

ITEM 7    FINANCIAL STATEMENTS...............................................F-1

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURES .......................................  5

                                    PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND
            CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT .............................................  6

ITEM 10   EXECUTIVE COMPENSATION ............................................  6

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT ........................................................  8

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................  8

ITEM 13   EXHIBITS .......................................................... 10

SIGNATURES .................................................................. 11

CERTIFICATIONS

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

         We are making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-KSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein, or in other statements made by the Company are made based on Management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in, or implied by, forward-looking statements made by, or on behalf of the, Company; (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) the existence or absence of adverse publicity; (e) changes in relationships with the Company's major customers or in the financial condition of those customers; and (f) the adequacy of the Company's financial resources and the availability and terms of any additional capital. Such forward-looking statements are based on assumptions that the Company will continue to design, market and provide successful new services, that competitive conditions will not change materially, that demand for the Company's services will continue to grow, that the Company will retain and add qualified personnel, that the Company's forecasts will accurately anticipate revenue growth and the costs of producing that growth, and that there will be no material adverse change in the Company's business. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-KSB, actual results could differ materially from the forward-looking information contained in this Annual Report on Form 10-KSB.

OVERVIEW

         As of the date of this filing, Online Gaming Systems, Ltd. (the "Company" or the "Registrant") is dormant and is seeking a merger with an operating business. Until 2003, the Company developed and marketed interactive products and services in the gaming, entertainment and information technology fields. We were incorporated in the state of Colorado in October 1939 under the name "Pacific Gold, Inc." to explore and develop gold and silver ore prospects and to operate mining and milling facilities. Pacific Gold, Inc. conducted limited mining activities until operations ceased. After we changed our name to The CEEE Group, we then sought new business opportunities as a development stage entity.

         In 1973 we changed our name to Cine-Chrome Laboratories, Inc. and operated a film-processing lab in California. From 1984 until June 1994, we did not conduct any operations, transactions or business activities. In June 1994, we began acting as a corporate advisory operation, which included acting as a "finder" with respect to U.S. public companies and providing advisory services concerning corporate structure and raising capital. Beginning in 1996 until 2003, we concentrated our business operations primarily on the manufacturing, marketing and development of interactive gaming products and services. This business became dormant in 2003.

         Before July 16, 1996, we had no operations other than searching for a business combination. In July 1996, we consummated a share exchange pursuant to an Exchange of Stock Agreement and Plan of Reorganization with Atlantic International Capital Ltd., a Delaware corporation and the former stockholders of Atlantic Capital. As a result, the business of Atlantic Capital became our business.

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

         o    Performed a 1 for 3 share exchange.

         In August 1999 we changed our name to Online Gaming Systems, Ltd. In September 2000 we relocated our corporate offices to Las Vegas, Nevada.

         In November 2002 we increased our authorized capital stock of common stock from 100,000,000 to 200,000,000. Since May 2003, we have been dormant and are seeking a business combination.

         The Company's executive offices are located now c/o Advanced Resources Group, Ltd., 5 Erie Street, Garfield, NJ 07026. The telephone number of the Company is (973) 253-6131.

Description of Business

         The Company ceased business operations in May 2003 and was dormant during the period covered by this report. Before May, 2003, the Company produced internet gaming software used by internet gaming sites.

ITEM 2.   DESCRIPTION OF PROPERTY.

         The Company does not own or lease any property since the Company ceased operations in May 2003.

ITEM 3.   LEGAL PROCEEDINGS.

         The Company is not a party to any pending or threatened litigation, either as plaintiff and defendant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         The Company did not submit any matters to a vote of securityholders during the period covered by this report.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         During 2002 and 2003, the Company's common stock traded on the electronic bulletin board under the trading symbol "OGAM". The following table sets forth the high and low closing prices for our common stock as reported by the electronic bulletin board for each full quarterly period within the two most recent fiscal years and subsequent interim periods.

         Fiscal Year Ending December 31, 2002

          BY QUARTER                                                        COMMON STOCK
    --------------------------- ------------------------------ ------------------- ---------------------
            QUARTER                        DATE                      HIGH                  LOW
   --------------------------- ------------------------------ ------------------- ----------------------
              1st              March 31, 2002                        $.08                 $.05
   --------------------------- ------------------------------ ------------------- ----------------------
              2nd              June 30, 2002                         $.06                 $.03
   --------------------------- ------------------------------ ------------------- ----------------------
              3rd              September 30, 2002                    $.06                 $.01
   --------------------------- ------------------------------ ------------------- ----------------------
              4th              December 31, 2002                     $.02                 $.01
   --------------------------- ------------------------------ ------------------- ----------------------

Fiscal Year Ending December 31, 2003

   --------------------------- ------------------------------ ----------------- ------------------------
            QUARTER                        DATE                     HIGH                  LOW
   --------------------------- ------------------------------ ----------------- ------------------------
              1st                     March 31, 2003                $.06                 $.03
   --------------------------- ------------------------------ ----------------- ------------------------
              2nd                      June 30, 2003                $.06                 $.01
   --------------------------- ------------------------------ ----------------- ------------------------
              3rd                   September 30, 2003              $.01                 $.01
   --------------------------- ------------------------------ ----------------- ------------------------
              4th                    December 31, 2003              $.01                 $.01
   --------------------------- ------------------------------ ----------------- ------------------------

         During the period covered by this report, market maker quotations were posted on the over-the-counter electronic bulletin board. All prices indicated are as reported to us by broker-dealer(s) making a market in our securities. The quotations indicated above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

         As of December 31, 2003, there were approximately 758 Holders of Record of our Common Stock, including brokerage firms, clearinghouses, and/or depository firms holding our securities for their respective clients. We do not know the exact number of beneficial owners of our securities.

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

OVERVIEW

         The Company became dormant in May 2003. Until May 2003, the Company developed and marketed Internet and private network transaction based products that it offered to licensed gaming operators in regulated jurisdictions.

RESULTS OF OPERATIONS

         The Company permanently ceased operations in May 2003, therefore no discussion and analysis of financial condition and results of operations would be relevant.

LIQUIDITY AND CAPITAL RESOURCES

         The Company permanently ceased operations in May 2003, therefore no discussion and analysis of financial condition and results of operations would be relevant.

ITEM 7.   FINANCIAL STATEMENTS.


                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Online Gaming Systems, Ltd. and Subsidiary


         We have audited the accompanying consolidated balance sheet of Online Gaming Systems, Ltd. and its subsidiary as of December 31, 2003, and the related consolidated statements of operations and changes in stockholders' [deficit], and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online Gaming Systems, Ltd. and its subsidiary as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                                                    MOORE STEPHENS, P.C.
                                                    Certified Public Accountants

Cranford, New Jersey
May 16, 2007

                           ONLINE GAMING SYSTEMS, LTD.
                                  BALANCE SHEET

                                                                  DECEMBER 31,
                                                                      2003
                                                                 ------------
ASSETS:

CURRENT ASSETS:
  Cash                                                                     --
  Other Current Assets
                                                                 ------------
  TOTAL CURRENT ASSETS
                                                                 ------------
PROPERTY AND EQUIPMENT-NET                                                 --
                                                                 ------------
OTHER ASSETS
  Deposit                                                                  --
  Intangible Assets-Net
                                                                 ------------
  TOTAL ASSETS                                                   $         --
                                                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Cash Overdraft                                                 $         --
  Accounts Payable and Accrued Expenses                                    --
  Accrued Interest-Related Party                                    1,719,496
  Advances - Related Party                                                 --
  Convertible Notes Payable - Related Party                         2,474,907
                                                                 ------------
  TOTAL CURRENT LIABILITIES                                         4,194,403

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' (DEFICIT):
  Convertible Preferred Stock-Par Value $.001 Per Share;
    Authorized 10,000,000 Shares, None Issued and Outstanding              --

  Common Stock-Par value $.001 Per Share;
    Authorized 200,000,000 Shares, Issued and outstanding-
      97,315,953 Shares at December 31, 2004                           97,316

   Additional Paid-in Capital                                      18,764,076

   Treasury Stock,1,125,012 Common Shares-At Cost                  (1,730,485)

   Accumulated (Deficit)                                          (21,325,310)
                                                                 ------------

  TOTAL STOCKHOLDERS' (DEFICIT)                                    (4,194,403)
                                                                 ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                  $         --
                                                                 ============

                 The Accompanying Notes are an Integral Part of
                     these Consolidated Financial Statements

                           ONLINE GAMING SYSTEMS, LTD.
                            STATEMENTS OF OPERATIONS


                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                   2003               2002
                                               -----------        -----------

REVENUE
  Related Party                                $        --        $   250,000
  Other                                            146,780            449,905
                                               -----------        -----------

TOTAL REVENUE                                  $   146,780        $   699,905

COST OF SALES                                           --                 --
                                               -----------        -----------
GROSS PROFIT                                       146,780            699,905
                                               -----------        -----------

OPERATING EXPENSES:
  General and Administrative                       398,313          2,118,756
  Depreciation and Amortization                     92,342            329,599
                                               -----------        -----------
TOTAL OPERATING EXPENSES                           490,655          2,448,355
                                               -----------        -----------
[LOSS] FROM OPERATIONS                            (343,875)        (1,748,450)
                                               -----------        -----------

OTHER [EXPENSES] INCOME:
  Interest Expense-Related Party                  (395,618)          (539,238)
  Interest Expense                                     (--)           (24,539)
  Settlement of debt                                    --                 --
  Other Income [Expense]                         2,589,774                 --
                                               -----------        -----------
OTHER [EXPENSES] INCOME - NET                    2,194,156           (563,777)
                                               -----------        -----------

INCOME(LOSS) FROM OPERATIONS BEFORE
  INCOME TAX [BENEFIT] EXPENSE                   1,850,281         (2,312,227)

INCOME TAX [BENEFIT] EXPENSE                            --                 --

NET INCOME (LOSS)                              $ 1,850,281        $(2,312,227)

  BASIC AND DILUTED NET [LOSS]
    PER SHARE OF COMMON STOCK                  $       .02        $      (.02)

  WEIGHTED AVERAGE SHARES OF COMMON
    STOCK OUTSTANDING-BASIC AND DILUTED         97,315,953          95,529,371



                 The Accompanying Notes are an Integral Part of
                     these Consolidated Financial Statements

                           ONLINE GAMING SYSTEMS, LTD.
                            STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                      2003             2002
                                                                  ------------     -------------
OPERATING ACTIVITIES:
  [Loss] from Operations                                          $  1,850,281     $  (2,312,227)
  Adjustments to Reconcile Net [Loss] Income to
    Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                       92,342           327,561
  Exchange of assets for cancellation of indebtedness               (2,659,188)         (250,000)
  Issuance of common stock for cancellation of indebtedness             54,000            34,000

Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Note Receivable
    Other Assets                                                         3,707           (16,420)

  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses                              (38,904)          (32,221)
    Accrued Interest - Related Party                                   395,618           519,780
                                                                  ------------     -------------

NET CASH - OPERATING ACTIVITIES:                                      (309,558)       (1,729,527)
                                                                  ------------     -------------
INVESTING ACTIVITIES:
  Purchase of Patents and Licenses                                          --                --
  Purchase of Property, Equipment, and Capitalized Software            (35,245)         (172,422)
                                                                  ------------     -------------
NET CASH - INVESTING ACTIVITIES                                        (35,245)         (172,422)
                                                                  ------------     -------------

FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                                                  28,500
  Cash Overdraft                                                            --            18,989
  Increase (Decrease) in Loan Payable to Officer                            --                --
  Proceeds from Note Payable                                                --            (2,500)
  Proceeds from Convertible Note Payable - Related Party               400,000         1,590,000
  Repayment of Convertible Note Payable - Related Party
  Advances - Related Party                                                  --           187,653
  Repayments of Lease Payable                                               --           (34,874)
                                                                  ------------     -------------

NET CASH - FINANCING ACTIVITIES                                        354,876         1,787,768
                                                                  ------------     -------------

[DECREASE] INCREASE IN CASH AND CASH EQUIVALENTS                        10,073          (114,181)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                         10,073           123,097
                                                                  ------------     -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $         --     $       8,916
                                                                  ============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
    Interest                                                      $         --     $      33,796
     Taxes                                                                  --                --

Supplemental Disclosure of Non-cash Financing Activities:

         In 2003, the Company exchanged assets with a book value of $340,812 for $3,000,000 convertible note payable resulting in a non-cash profit of $
2,659,188. In May 2003, the Company issued 900,000 shares of common stock to a former consultant in exchange for cancellation of indebtedness.

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

                 The Accompanying Notes are an Integral Part of
                     these Consolidated Financial Statements

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1]  ORGANIZATION

         Nature of Business - For the period covered by this report, Online Gaming Systems, Ltd. [the "Company"] is located in Las Vegas, Nevada. The Company primarily develops and markets interactive gaming products and services through the Internet and World Wide Web. The Company established Online Gaming Systems Australia Pty., as a wholly owned subsidiary, to offer sports book sales in Australia and the Pacific Island region. The Company is majority owned by Hosken Consolidated Investments and Subsidiaries ["HCI"], a South African Company. HCI is an investment holding company involved in various technology industries.

[2]  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its only subsidiary, Online Gaming Systems Australia, Pty Ltd. All material intercom any accounts and transactions have been eliminated.

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

         Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2003, the Company did not have any cash or cash equivalents.

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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ["APB No. 25"] with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plan for fiscal year 2003 and 2002. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to any non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 to employee stock-based compensation.

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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[3]  SIGNIFICANT RISKS AND UNCERTAINTIES [CONTINUED]

         Customer Concentration - In fiscal 2003 and 2002, the Company had a portion of its revenues derived from several non-related customers, who individually represent 10 percent or more of revenue, totaling approximately $147,000 and $450,000, respectively. These customers comprise approximately 100% and 66% of total revenues for fiscal 2003 and 2002, respectively.

                                                             REVENUES
                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
Customers                                             2003               2002
---------                                          ---------          ---------

Customer A                                         $ 146,000          $ 125,000
Customer B                                                              125,000
Customer C                                                               46,000
                                                   ---------          ---------
  Totals                                           $ 146,000          $ 450,000

         Listed below are those geographic regions which comprise 10 percent or more of revenue for the years ended December 31, 2002 and 2001.

                                                             REVENUES
                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                      2003               2002
                                                   ---------          ---------
Geographic Information
Australia (Pacific Region)                         $ 146,780          $ 490,905
United States                                                           209,000
                                                   ---------          ---------
  Totals                                           $ 146,780          $ 699,905

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

[5]  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 2002:

                                                      ACCUMULATED
                                           COST       DEPRECIATION       NET
                                        ----------    ------------   ----------
Computer Hardware                       $  600,021    $    576,291   $   23,730
Equipment and Furniture                     94,855          70,779       24,076
Equipment Under Capital Lease              283,518         283,518           --
Leasehold Improvements                      24,763          17,546        7,217
                                        ----------     -----------   ----------
  Totals                                $1,003,157     $   948,134   $   55,023

         Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $92,342 and $175,831 respectively.

         At December 31, 2003, the Company did not own any Property and Equipment.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------


[6]  Intangible Assets

Intangible assets which are amortized using the straight-line method consist of the following at December 31, 2002:

                               WEIGHTED
                               AVERAGE
                             AMORTIZATION               ACCUMULATED
                                PERIOD        COST      AMORTIZATION    NET
                             ------------  ----------   ----------   ----------
Organization Costs                   --    $    3,225   $    3,225   $       --
Patent Costs                          5       200,000      134,996       65,004
Rights Purchase                       3       125,000       62,501       62,499
Development Costs                     3       278,177       82,115      196,062
                                           ----------   ----------   ----------

  Totals                            3.5    $  606,402   $  282,837   $  323,565
                                           ==========   ==========   ==========

         At December 31, 2003, the company did not own any Property and Equipment.

[7]  CONVERTIBLE NOTES PAYABLE - RELATED PARTY

         At December 31, 2003, the Company had a $2,474,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provides for an extension of the maturity to repay all principal outstanding and related accrued interest by a future date to be determined. The notes payable are secured by substantially all assets of the Company. The Company recorded interest expense of $ 395,618 and $539,238 for the year ended December 31, 2003 and December 31, 2002 respectively. As of December 31, 2003, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing.

         At June 30, 2003 the Company exchanged all its assets as well as its wholly owned Australian subsidiary for forgiveness of $3,000,000 convertible note payable due to HCI.

[8]  ADVANCES - RELATED PARTY

         During the quarter ended March 31, 2003, the Company had advances of $400,000 from HCI in the form of convertible notes payable. Terms of the conversion feature provide for the principal balance to be converted into shares of the Company's common stock at a rate equal to the fair value per share at the date of conversion.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

[13] Provision for Income Taxes

         Income tax [benefit] expense from continuing operations consists of the following:

                                                               DECEMBER 31,
                                                             2003        2002
                                                          ---------   ---------
Current:
  Federal                                                 $      --   $      --
  State                                                          --          --
                                                          ---------   ---------
  Total Current                                                  --          --
                                                          ---------   ---------
Deferred:
  Federal                                                        --          --
  State                                                          --          --
                                                           ---------    -------
  Total Deferred                                                 --          --
                                                          ---------   ---------

  Tax Expense [Benefit] - Continuing Operations           $      --   $      --

         Income tax from continuing operations at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                               DECEMBER 31,
                                                             2003        2002
                                                          ---------   ---------
Federal Statutory Rate                                         34.0%       34.0%
State Income Taxes                                               --          --
Non-Deductible Expenses and NOL Valuation Allowance           (34.0)      (34.0)
                                                          ---------   ---------

  Effective Rate                                                 --%         --%
  --------------                                          =========   =========

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[13] PROVISION FOR INCOME TAXES [CONTINUED]

         As of December 31, 2003, the Company had a gross deferred tax asset of approximately $6,700,000. The deferred tax asset primarily consists of approximately $16,700,000 of federal net operating loss tax carryforwards expiring in years 2012 through 2022. The gross deferred tax asset is offset by a valuation allowance of $6,700,000 at December 31, 2003.

         The Company's valuation allowance increased by approximately $--- and $900,000 for the years ended December 31, 2003 and 2002, respectively.

[14] COMMITMENTS AND CONTINGENCIES

         The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows. The Company is currently in litigation with several a previous creditors for past amounts outstanding owing.

         The Company rents office space under and operating lease expiring in September 2005. The lease grants an option for renewal for an additional 5 years.

         Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2002.

   YEAR ENDING                         OPERATING
   DECEMBER 31,                          LEASES
   ------------                       ----------
     2004                                151,272
     2005                                100,848
     Thereafter                               --
                                      ----------
  Total                               $  252,120

         Rent expense for the years ended December 31, 2003 and 2002 was approximately $120,000 and $113,000, respectively.

         In January 2001, the Company entered into a three year employment agreement with the Company's Chief Financial Officer. Terms of the agreement provide for a base salary of $240,000 per annum for fiscal year ended December 31, 2003. A severance of 1.5 times the annual base salary will be paid upon termination without cause.

[15] STOCK OPTIONS

         [A] On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors [the "Plan"]. The Plan will expire December 31, 2006 unless further extended by appropriate action of the Board of Directors. Employees, directors, consultants and advisors of the Company, or any of its subsidiary corporations, are eligible for participation in the Plan. The Plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of Common Stock, $.001 par value. The shares have been reserved for issuance in accordance with the terms of the Plan. At the November 2002 stockholder meeting, the shareholders approved an amendment to the plan to increase the maximum number of shares of common stock issuable upon exercise of options granted under the plan to 10,000,000. In December 2002, the Board of Directors authorized the issuance of 5,300,000 incentive stock options under the plan to five members of management. A total of 1,250,000 of these options will vest immediately with the remaining 4,050,000 vesting equally over a three year period through December 2005. As of December 31, 2003, a total of 5,308,500 options were outstanding under the plan.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[15] Stock Options [Continued]

         The following is a summary of transactions, including those options issued to employees of the Company under the plan.

                                                                WEIGHTED-AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                   ----------      ----------
Outstanding at December 31, 2000                      157,500      $     1.72
Granted                                                    --              --
Exercised                                                  --              --
Canceled                                                   --              --

Outstanding at December 31, 2001                      157,500            1.72
                                                   ----------      ----------
Exercisable at December 31, 2001                      141,200            2.25
Granted                                             5,300,000             .06
Exercised                                                  --              --
Canceled                                             (149,000)           1.72

  Outstanding at December 31, 2002                  5,308,500             .06
                                                   ----------      ----------

  Exercisable at December 31, 2002                  1,258,500             .06
                                                   ----------      ----------

         The following table summarizes information about stock options issued under the plan at December 31, 2002:

EXERCISABLE                                  OUTSTANDING STOCK OPTIONS
STOCK OPTIONS                   REMAINING      WEIGHTED-AVERAGE    EXERCISABLE  WEIGHTED-AVERAGE
EXERCISE PRICES    SHARES    CONTRACTUAL LIFE   EXERCISE PRICE       SHARES      EXERCISE PRICE
---------------  ---------   ----------------   --------------       ------      --------------
     $1.19           8,500       2.00               $1.19             8,500          $1.19
     $0.06       5,300,000       5.00               $0.06         1,250,000          $0.06

         [B] Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant. The following is a summary of non-incentive stock options and warrants transactions for the two years ended December 31, 2002:

                                                                WEIGHTED-AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                  -----------   ----------------
Outstanding at December 31, 2000                    1,441,500      $     2.25
Granted                                               216,667            0.03
Exercised                                                  --              --
Canceled                                                   --              --

Outstanding at December 31, 2001                    1,658,167            2.25
Exercisable at December 31, 2001                    1,815,667            2.25
Granted                                                    --              --
Exercised                                                  --              --
Canceled                                             (208,333)           2.01

  Outstanding at December 31, 2002                  1,607,334            2.25
                                                  -----------      ----------

  Exercisable at December 31, 2002                  1,607,334            2.25
                                                  -----------      ----------

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[15] STOCK OPTIONS [CONTINUED]

         The following table summarizes information about non-incentive stock options at December 31, 2002:

EXERCISABLE
STOCK OPTIONS                               OUTSTANDING STOCK OPTIONS
                                 REMAINING      WEIGHTED-AVERAGE    EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICES    SHARES     CONTRACTUAL LIFE    EXERCISE PRICE      SHARES       EXERCISE PRICE
---------------    ------     ----------------    --------------     --------      --------------
     $3.25         50,000         2.00               $3.25            50,000          $3.25
     $4.13        700,000         2.25               $4.13           700,000          $4.13
     $2.50         88,000         2.75               $2.50            88,000          $2.50
     $1.29        115,000         2.25               $1.29           115,000          $1.29
     $2.50        521,000         2.75               $2.50           521,000          $2.50
     $0.03        133,334         3.50               $0.03           133,334          $0.03

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

                                                           DECEMBER 31,
                                                      2002              2001
                                                  ------------     -----------
Risk-Free Interest Rate                                 5.0%             5.5%
Expected Life                                        5 Years          3 years
Expected Volatility                                  117.68%           63.93%
Expected Dividends                                       --%              --%

         The pro forma amounts are indicated below:

                                                     YEARS ENDED DECEMBER 31,
                                                      2002              2001
                                                  ------------     -----------
Net [Loss]:
  As Reported                                     $ (2,312,227)    $ (4,283,497)
  Pro Forma                                       $ (2,395,227)    $ (4,292,997)

Basic Net [Loss] Per Share of Common Stock:
  As Reported                                     $       (.02)    $       (.14)
  Pro Forma                                       $       (.03)    $       (.14)

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 14, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ["ASFAS 145"]. SFAS 145 among other things rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ["SFAS 4"], and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking - Fund Requirements" ["SFAS 64"] and amends SFAS No. 13, "Accounting for Leases" ["SFAS 13"]. This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Event and Transactions," will be used to classify gains and losses from extinguishment of debt. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company adopted SFAS 145 effective January 1, 2003 and made the necessary reclassifications in its consolidated statements of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ["SFAS 146"], which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force ["EITF"] Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity [including Certain Costs Incurred in a Restructuring]" ["EITF 94-3"]. The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[16] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS [CONTINUED]

         In December 2002, FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued as an amendment of FASB Statement No. 123. Provisions of Statement No. 148 provide for alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Statement No. 148 is effective for entities with a fiscal year ending after December 15, 2002. Certain disclosure requirements under Statement No. 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


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

ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning the compensation earned, by the Company's Chief Executive Officer and its Chairman for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. No individuals received any cash or other compensation in the year ended December 31, 2003. Such individuals will be hereafter referred to as the Named Executive Officers. No other executive officer that would have otherwise been included in such table on the basis of salary and bonus earned for the 2002 fiscal year has resigned or terminated employment during that fiscal year.

                           SUMMARY COMPENSATION TABLE

         NAME AND PRINCIPAL POSITION             YEAR     SALARY ($)   BONUS ($)
         ---------------------------             ----     ---------    ---------

Lawrence P. Tombari                              2003     $      --          --
President and Chief Financial Officer            2002       180,000
                                                               2001     140,000
Gary A. Ramos (1)                                2003     $      --          --
Former President and Chief Executive Officer     2002        89,000
                                                 2001       250,000
------------

(1)  Resigned March 2002

STOCK OPTIONS

         On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors (the "Plan"). The Plan expired December 31, 2006. Employees, directors, consultants and advisors of the Company, or any of its subsidiary corporations, were eligible for participation in the Plan. The Plan provided for stock to be issued pursuant to options granted and was limited to 250,000 shares of Common Stock, $.001 par value. The shares were reserved for issuance in accordance with the terms of the Plan. The exercise of these options may be for all or any portion of the option and any portion not exercised will remain with the holder until the expiration of the option period.

         During 2003, the Company did not issue any stock options under the Plan.

         During 2002 the Board of Directors and shareholders approved amendments to the Plan that, among other things, increased the number of shares available under the Plan to 10,000,000.

         The following table contains information concerning the stock option grants made to each of the named executive officers and employees for the last three fiscal years covered by this report.

              Name                      No. Granted             In F/Y            $/Share       Exp. Date1
              ----                      -----------             ------            -------       ----------
Lawrence P. Tombari                             0                2003               N/A              N/A
                                        2,000,000                2002              $.06             2003
                                          139,999                2002              $.03             2003

Gary A. Ramos                              83,333                2001              $.03             2003

J.A. Copelyn                              2,000000               2002              $.06             2003

Herman Suarez                             500,000                2002              $.06             2003

David Kinsman                             500,000                2002              $.06             2003

Syed Hussain                              300,000                2002              $.06             2003

------------
1    No options were granted during 2003.

         During the period covered by this report, the Company applied Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees", and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price of all options issued was the market price at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans.

BOARD OF DIRECTORS COMPENSATION

         The Company does compensate directors who are also executive officers of the Company for service on the Board of Directors. Directors receive $1,500 per meeting and are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

         The Company has paid no compensation to any directors since the Company became dormant in May 2003.

LONG-TERM INCENTIVE AND PENSION PLANS

         The Company does not have any long-term incentive or defined benefit pension plans.

OTHER

         No director or executive officer is involved in any material legal proceeding in which he is a party adverse to the Company or has a material interest adverse to the Company.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment contracts with Messrs. Tombari, Campbell and Kinsman. Mr. Campbell left the Company in March 2002; Messrs. Tombari and Kinsman resigned in May 2003.

------------
1 All these options expired upon each recipient's resignation from the Company in 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

         The following table sets forth, as of March 31, 2004, information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group. As of March 31, 2004, 96,415,953 shares of the Common Stock of the Company were issued and outstanding.

          Name and Address of Beneficial Owner(2)             Amount of Beneficial Ownership      Percent of Class
          ---------------------------------------             ------------------------------      ----------------
Ahead Investments Limited                                               78,698,120                     81.60%

Lawrence P. Tombari                                                        733,333                      0.08%

All Officers and Directors as a Group                                   79,431,453                     82.38%
  (2 Persons)

------------

** In July 1999, Ahead Investments Limited, a subsidiary of HCI, acquired the stock of Norman J. Hoskin, the Company's former Chairman. Both Mr. Golding and Mr. Copelyn are substantial owners and officers of HCI and consequently, ownership of all of the shares of HCI or by its subsidiaries, including Ahead Investments Limited have been attributed to both Mr. Golding and Mr. Copelyn for the purpose of this table.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 30 days.

(2) Unless otherwise stated, the address for the beneficial owner is 3225 McLeod Drive, 1st Floor, Las Vegas, Nevada 89121


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the period covered by this report, the Company's operating shortfalls were largely been funded via its largest shareholder, Hosken Consolidated Investment Limited (HCI).

         During 2003, HCI funded the Company $400,000 in the form of convertible notes. During 2002, HCI funded the Company $1,590,000 in the form of convertible notes.

         All of the notes issued to HCI were cancelled in August 2006.

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company and their positions with the Company during the period covered by this report, are set forth below. All of the Company's officers resigned in May 2003, when the Company became dormant.

        Name              Age                Position
        ----              ---                ---------
 J.A. Copelyn             52   Chief Executive Officer and Chairman of the Board
 Lawrence P. Tombari      44   President, Chief Financial Officer and Director
 Gavin Chamberlain        47   Director

    Marcel Golding        42   Director

         The information below is provided as of March 31, 2004.

         JOHN COPELYN was Chief Executive Officer and Chairman of the Board. He was also the Chief Executive Officer of the South African Clothing and Textile Workers Union Investment Group and the Chief Executive Officer of Hosken Consolidated Investments, Ltd., a company traded on the Johannesburg Stock Exchange. During 1992-1994, Mr. Copelyn was Chief Executive Officer of Zenzeleni Clothing. From 1994-1997, Mr. Copelyn served as an elected member of the democratically elected South African parliament. In addition, he has held numerous positions with South African trade unions including serving on the Central Committee of COSATU. Mr. Copelyn is also a licensed attorney in South Africa. He attended both the University of Witwatersrand and University of South Africa.

         LAWRENCE P. TOMBARI was President and Chief Financial Officer of the Company. He joined the Company in 2001 as its Chief Financial Officer and was appointed President in 2002. Mr. Tombari resigned as President, Chief Financial Officer and Director in May 2003. Mr. Tombari has a Bachelor of Science of Business Administration from the University of Southern California and an MBA from Arizona State University.

         GAVIN CHAMBERLAIN was Managing Director of Global Payment Technologies Holdings (Pty) Ltd., the South African affiliate of Global Payment Technologies, Inc., a leading manufacturer and innovator of currency acceptance systems used in the worldwide gaming, beverage and vending industries. Recently, GPTHL agreed to merge its operations with Vukani Gaming Corporation, a wholly owned subsidiary of Hosken Consolidated Investments Ltd., the Company's majority stockholder. Vukani is a South African based company established in 1996 to operate in the South African route market. Mr. Chamberlain is on the Board of Vukani and also Managing Director of another South African affiliate of GPTHL, International Payment Systems, Ptd. Ltd.

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

MEETINGS AND COMMITTEES

         The Board held one meeting during the year ended December 31, 2003. In addition, from time to time during such year, the members of the Board acted by unanimous written consent. The Company has elected a standing compensation and audit committees. The entire Board of Directors performs the typical functions of such committees. The Company's Audit Committee during 2003 was comprised of Lawrence P. Tombari. The Committee recommends engagement of the Company's independent accountants approves services performed by such accountants and reviews and evaluates the Company's accounting system and its system of internal controls.

ITEM 13  EXHIBITS.

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

        10.6 - Stock Purchase Agreement dated March 10, 1999 by and between Atlantic International Entertainment, Ltd. and Centerline Associates, Inc.

        10.7 - Stock Option and Incentive Plan adopted by Board of Directors on March 25, 1999.

        10.8* - Stock Purchase Agreement dated December 10, 1999 by and between Atlantic Internet Holdings, Inc.

        21.1*  -  Subsidiaries of the Company

        23.1 - Consent to the incorporation by reference in the Company's Annual Report on Form 10-KSB of the report of Moore Stephens, P.C. included herein.

        31.1   -  Certifications

        31.2   -  Certifications

        32     -  Certifications

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ONLINE GAMING SYSTEMS, LTD.

Dated: June 18, 2007                                 /s/ RICHARD DUNNING
                                                     ---------------------------
                                                     Richard Dunning, President