Form 10QSB
period 2004-03-31
ONLINE GAMING SYSTEMS LTD \
filed 2007-07-06
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding as of May 31, 2007
              -----                            ------------------------------
   Common Stock, $.001 par value                          97,315,953

                                TABLE OF CONTENTS

Heading                  PART I. FINANCIAL INFORMATION                      Page

Item 1   Financial Statements .............................................. 2

         Balance Sheet-March 31, 2004 (Unaudited) .......................... 3

         Statement of Operations-Three Months Ended March 31,
         2004 (Unaudited) .................................................. 4

         Statement of Cash Flows-Three Months Ended March 31,
         2004 (Unaudited) .................................................. 5

         Notes to Financial Statements (Unaudited) ......................... 6-7

Item 2   Management's Discussion and Analysis or Plan of Operation ......... 8

Item 3   Controls and Procedures ........................................... 8


                           PART II. OTHER INFORMATION

Item 1   Legal Proceedings ................................................. 9

Item 2   Unregistered Sales of Equity Securities and use of Proceeds ....... 9

Item 3   Defaults Upon Senior Securities ................................... 9

Item 4   Submission of Matters to a Vote of Securities Holders ............. 9

Item 5   Other Information ................................................. 9

Item 6   Exhibits .......................................................... 9

Signatures ................................................................. 10

                                     PART 1


Item 1.  Financial Statements

The following unaudited financial Statements for the three-month periods ended March 31, 2004 and 2003 have been prepared by Online Gaming Systems, Ltd. (the "Company").



                           ONLINE GAMING SYSTEMS, LTD.

                              Financial Statements

                                 March 31, 2004

                           ONLINE GAMING SYSTEMS, LTD.
                                  BALANCE SHEET


                                                                 MARCH 31,      DECEMBER 31,
                                                                   2004            2003
                                                               ------------    ------------
                                                                (Unaudited)
ASSETS:

CURRENT ASSETS:
  Cash                                                         $       --      $       --
  Other Current Assets
                                                                       --              --
                                                               ------------    ------------
  TOTAL CURRENT ASSETS                                                 --              --
                                                               ------------    ------------

PROPERTY AND EQUIPMENT-Net                                             --              --
                                                               ------------    ------------
OTHER ASSETS
  Deposit                                                              --              --
  Intangible Assets-Net                                                --              --
                                                               ------------    ------------
  TOTAL ASSETS                                                 $       --      $       --
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Cash Overdraft                                               $       --      $       --
  Accounts Payable and Accrued Expenses                                --              --
  Accrued Interest-Related Party                                  1,719,496       1,719,496
  Advances - Related Party                                             --              --
  Convertible Notes Payable - Related Party                       2,474,907       5,474,907
                                                               ------------    ------------
  TOTAL CURRENT LIABILITIES                                       4,194,403       4,194,403

COMMITMENTS AND CONTINGENCIES                                          --              --

STOCKHOLDERS' (DEFICIT):
  Convertible Preferred Stock-Par Value $.001 Per Share;
    Authorized 10,000,000 Shares, None Issued and Outstanding          --              --

  Common Stock-Par value $.001 Per Share;
    Authorized 200,000,000 Shares, Issued and outstanding-
    97,315,953 Shares at March 31, 2004                              97,316          97,316

   Additional Paid-in Capital                                    18,764,076      18,764,076

   Treasury Stock,1,125,012 Common Shares-At Cost                (1,730,485)     (1,730,485)

  Accumulated (Deficit)                                         (21,325,310)    (21,325,310)
                                                               ------------    ------------
  TOTAL STOCKHOLDERS' (DEFICIT)                                  (4,194,403)     (4,194,403)
                                                               ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                $       --      $       --
                                                               ============    ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
REVENUE
  Related Party                                  $       --        $      --
  Other                                                  --              28,036
                                                 ------------      ------------
TOTAL REVENUE                                    $       --        $     28,036

COST OF SALES                                            --                --
                                                 ------------      ------------
GROSS PROFIT                                             --              28,036

OPERATING EXPENSES:
  General and Administrative                             --             233,901
  Depreciation and Amortization                          --              46,171
                                                 ------------      ------------
TOTAL OPERATING EXPENSES                                 --             280,072
                                                 ------------      ------------
[LOSS] FROM OPERATIONS                                  (--)           (252,036)
                                                 ------------      ------------
OTHER [EXPENSES] INCOME:
  Interest Expense-Related Party                        (--)           (197,809)
  Interest Expense                                      (--)              (--)
  Settlement of debt                                     --                --
  Other Income [Expense]                                 --                --
                                                 ------------      ------------

  OTHER [EXPENSES] INCOME - NET                          --            (197,809)
                                                 ------------      ------------
INCOME[LOSS] FROM OPERATIONS BEFORE
INCOME TAX [BENEFIT] EXPENSE                             --            (449,845)

INCOME TAX [BENEFIT] EXPENSE                             --                --
                                                 ------------      ------------
NET INCOME [LOSS]                                        --            (449,845)
                                                 ============      ============

BASIC AND DILUTED NET [LOSS]
  PER SHARE OF COMMON STOCK                      $       --        $       --

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING-BASIC AND DILUTED              97,315,953        96,415,953



   The Accompanying Notes are an Integral Part of these Financial Statements.

                           ONLINE GAMING SYSTEMS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------
                                                                    2004                2003
                                                                -----------         -----------
OPERATING ACTIVITIES:
  [Loss] from Operations                                        $      --           $  (449,845)
  Adjustments to Reconcile Net [Loss] Income to
    Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                      --                46,171
    Exchange of assets for cancellation of indebtedness                --                  --
    Issuance of common stock for cancellation of indebtedness          --                  --
  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Note Receivable                                                  --                  --
      Other Assets                                                     --                (2,500)
    Increase [Decrease] in:
      Accounts Payable and Accrued Expenses                            --               (54,442)
      Accrued Interest - Related Party                                 --               197,809
                                                                -----------         -----------
NET CASH - OPERATING ACTIVITIES:                                      (--)             (262,807)
                                                                -----------         -----------
INVESTING ACTIVITIES:
  Purchase of Patents and Licenses                                     --                  --
  Purchase of Property, Equipment, and Capitalized Software           (--)              (33,400)
                                                                -----------         -----------
NET CASH - INVESTING ACTIVITIES                                       (--)              (33,400)
                                                                -----------         -----------
FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                               --                  --
  Cash Overdraft                                                       --               (18,989)
  Increase (Decrease) in Loan Payable to Officer                       --                  --
  Proceeds from Note Payable                                           --                  --
  Proceeds from Convertible Note Payable - Related Party               --               400,000
  Repayment of Convertible Note Payable - Related Party                --               (40,978)
  Advances - Related Party                                             --                  --
  Repayments of Lease Payable                                          --                  --
                                                                -----------         -----------
NET CASH - FINANCING ACTIVITIES                                        --               340,033
                                                                -----------         -----------
[DECREASE] INCREASE IN CASH AND CASH EQUIVALENTS                       --                43,826

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        --                 8,916
                                                                -----------         -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $      --           $    52,742
                                                                ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
    Interest                                                    $      --           $      --
     Taxes                                                             --                  --

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:




   The Accompanying Notes are an Integral Part of these Financial Statements.

                          ONLINE GAMIING SYSTEMS, LTD.
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2004


Note 1 -          Basis of Preparation

                  The accompanying unaudited financial statements of Online Gaming Systems, Ltd (the " Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim period are not necessary indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 2 -          Significant Accounting Policies

                  The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2003 Form 10-KSB.

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


Note 4 -          Major Customers

                  There were no major customers during the three-month period ending March 31, 2004.

                          ONLINE GAMIING SYSTEMS, LTD.
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2004


Note 5 -          Convertible Notes Payable - Related Party

                  At March 31, 2004, the Company had a $2,474,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provides for an extension of the maturity to repay all principal outstanding and related accrued interest by a future date to be determined. The notes payable are secured by substantially all assets of the Company. The Company recorded interest expense of $ --- and $197,809 for the three months ended March 31, 2004 and March 31, 2003 respectively. As of March 31, 2004, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing.

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

Note 7 -          Subsequent Events

                  In 2006 the Company's major shareholder, Hosken Consolidated Investments ["HCI"], executed a stock purchase agreement to sell 77,767,153 (79%) shares of common stock of the Company to a non-related third party buyer.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Three Months Ended March 31, 2004 and 2003

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

                           ONLINE GAMING SYSTEMS, LTD.

                                     PART II

Item 1.  Legal Proceedings

There were no legal proceedings filed or threatened involving the Company during the three-month period ended March 31, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable to the Company.

Item 3.  Defaults upon Senior Securities

This Item is no applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

This Item is not applicable to the Company.

Item 5.  Other Information

This Item is not applicable to the Company.

Item 6.  Exhibits

       31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002
       32.2 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2007

                                           Online Gaming Systems, Ltd.


                                           By: /s/ Richard Dunning
                                               ---------------------------
                                               Richard Dunning
                                               President and
                                               Acting Chief Financial Officer