Form 10QSB
period 2004-06-30
ONLINE GAMING SYSTEMS LTD \
filed 2007-07-06
CIK 1003739

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________.

                         Commission File Number: 0-27256


                           ONLINE GAMING SYSTEMS, LTD.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                        13-3858917
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

================================================================================

                                TABLE OF CONTENTS


Heading                    PART I. FINANCIAL INFORMATION                    Page

Item 1      Financial Statements............................................ 2

            Balance Sheet-June 30, 2004 (Unaudited)......................... 3

            Statement of Operations-Six Months Ended June 30, 2004
            (Unaudited)..................................................... 4

            Statement of Operations-Three Months Ended June 30,
            2004 (Unaudited)................................................ 5

            Statement of Cash Flows-Six Months Ended June 30, 2004
            (Unaudited)..................................................... 6

            Notes to Financial Statements (Unaudited)....................... 7-8

Item 2      Management's Discussion and Analysis or Plan of Operation ...... 9

                           PART II. OTHER INFORMATION

Item 1      Legal Proceedings............................................... 10

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds..... 10

Item 3      Defaults Upon Senior Securities................................. 10

Item 4      Submission of Matters to a Vote of Securities Holders........... 10

Item 5      Other Information............................................... 10

Item 6      Exhibits........................................................ 10

Signatures.................................................................. 11

                                     PART I


Item 1.           Financial Statements

                  The following unaudited financial statements for the six-month periods ended June 30, 2004 and 2003 have been prepared by Online Gaming Systems, Ltd. (the "Company").



                           ONLINE GAMING SYSTEMS, LTD.

                              Financial Statements

                                  June 30, 2004

                           ONLINE GAMING SYSTEMS, LTD.
                                  BALANCE SHEET

                                                                            JUNE 30,        DECEMBER 31,
                                                                             2004              2003
                                                                         ------------      ------------
                                                                          (Unaudited)
ASSETS:

CURRENT ASSETS:
  Cash                                                                   $       --        $       --
  Other Current Assets                                                           --                --
                                                                         ------------      ------------
  TOTAL CURRENT ASSETS                                                           --                --
                                                                         ------------      ------------
PROPERTY AND EQUIPMENT-Net                                                       --                --
                                                                         ------------      ------------
OTHER ASSETS
  Deposit                                                                        --                --
  Intangible Assets-Net                                                          --                --
                                                                         ------------      ------------
  TOTAL ASSETS                                                           $       --        $       --
                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Cash Overdraft                                                         $       --        $       --
  Accounts Payable and Accrued Expenses                                          --                --
  Accrued Interest-Related Party                                            1,719,496         1,719,496
  Advances - Related Party                                                         --                --
  Convertible Notes Payable - Related Party                                 2,474,907         2,474,907
                                                                         ------------      ------------
  TOTAL CURRENT LIABILITIES                                                 4,194,403         4,194,403

COMMITMENTS AND CONTINGENCIES                                                    --                --

STOCKHOLDERS' (DEFICIT):
  Convertible Preferred Stock-Par Value $.001 Per Share;
    Authorized 10,000,000 Shares, None Issued and Outstanding                    --                --

  Common Stock-Par value $.001 Per Share;
    Authorized 200,000,000 Shares, Issued and outstanding-
    97,315,953 Shares at September 30, 2004                                    97,316            97,316

   Additional Paid-in Capital                                              18,764,076        18,764,076

   Treasury Stock, 1,125,012 Common Shares-At Cost                         (1,730,485)       (1,730,485)

  Accumulated (Deficit)                                                   (21,325,310)      (21,325,310)
                                                                         ------------      ------------
  TOTAL STOCKHOLDERS' (DEFICIT)                                            (4,194,403)       (4,194,403)
                                                                         ------------      ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                          $      --         $       --
                                                                         ============      ============

   The Accompanying Notes are an Integral Part of these Financial Statements.

                           ONLINE GAMING SYSTEMS, LTD.
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   SIX MONTHS ENDED JUNE 30,
                                                   2004               2003
                                                ------------      ------------
REVENUE
  Related Party                                 $       --        $       --
Other                                                   --             146,780
                                                ------------      ------------
TOTAL REVENUE                                           --             146,780

COST OF SALES                                           --                --
                                                ------------      ------------
GROSS PROFIT                                            --             146,780

OPERATING EXPENSES:
  General and Administrative                            --             398,313
  Depreciation and Amortization                         --              92,342
                                                ------------      ------------
TOTAL OPERATING EXPENSES                                --             490,655
                                                ------------      ------------
[LOSS] FROM OPERATIONS                                 (--)           (343,875)
                                                ------------      ------------
OTHER [EXPENSES] INCOME:
  Interest Expense-Related Party                       (--)           (395,618)
  Interest Expense                                     (--)              (--)
  Settlement of debt                                    --                --
  Other Income [Expense]                                --           2,589,774
                                                ------------      ------------

  OTHER [EXPENSES] INCOME - NET                         --           2,194,156
                                                ------------      ------------
INCOME(LOSS) FROM OPERATIONS BEFORE
  INCOME TAX [BENEFIT] EXPENSE                          --           1,850,281

INCOME TAX [BENEFIT] EXPENSE                            --                --
                                                ------------      ------------
NET INCOME (LOSS)                               $       --        $  1,850,281
                                                ============      ============

   BASIC AND DILUTED NET [LOSS]
     PER SHARE OF COMMON STOCK                  $       --        $        .02

   WEIGHTED AVERAGE SHARES OF COMMON
   STOCK OUTSTANDING-BASIC AND DILUTED            97,315,953        96,802,698


   The Accompanying Notes are an Integral Part of these Financial Statements.

                           ONLINE GAMING SYSTEMS, LTD.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,
                                                ------------------------------
                                                    2004              2003
                                                ------------      ------------
REVENUE
  Related Party                                 $       --        $       --
Other                                                   --             118,744
                                                ------------      ------------
TOTAL REVENUE                                           --             118,744

COST OF SALES                                           --                --
                                                ------------      ------------
GROSS PROFIT                                            --             118,744

OPERATING EXPENSES:
  General and Administrative                            --             164,412
  Depreciation and Amortization                         --              46,171
                                                ------------      ------------
TOTAL OPERATING EXPENSES                                --             210,583
                                                ------------      ------------
[LOSS] FROM OPERATIONS                                  --             (91,839)
                                                ------------      ------------
OTHER [EXPENSES] INCOME:
  Interest Expense-Related Party                        --            (197,809)
  Interest Expense                                      --                --
  Settlement of debt                                    --                --
  Other Income [Expense]                                --           2,589,774
                                                ------------      ------------

  OTHER [EXPENSES] INCOME - NET                         --           2,391,965
                                                ------------      ------------
INCOME(LOSS) FROM OPERATIONS BEFORE
  INCOME TAX [BENEFIT] EXPENSE                          --           2,300,126

INCOME TAX [BENEFIT] EXPENSE                            --                --
                                                ------------      ------------
NET INCOME (LOSS)                               $       --        $  2,300,126
                                                ============      ============

   BASIC AND DILUTED NET [LOSS]
     PER SHARE OF COMMON STOCK                  $       --        $       0.02

   WEIGHTED AVERAGE SHARES OF COMMON
   STOCK OUTSTANDING-BASIC AND DILUTED            97,315,953        97,052,698


   The Accompanying Notes are an Integral Part of these Financial Statements.

                                    ONLINE GAMING SYSTEMS, LTD.
                               STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                -------------------------------
                                                                    2004                2003
                                                                -----------         -----------
OPERATING ACTIVITIES:
  [Loss] from Operations                                        $      --           $ 1,850,281
  Adjustments to Reconcile Net [Loss] Income to
    Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                      --                92,342
    Exchange of assets for cancellation of indebtedness                --            (2,659,188)
    Issuance of common stock for cancellation of indebtedness          --                54,000
  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Note Receivable                                                  --                  --
      Other Assets                                                     --                 3,707
    Increase [Decrease] in:
      Accounts Payable and Accrued Expenses                            --               (38,904)
      Accrued Interest - Related Party                                 --               395,618
                                                                -----------         -----------
NET CASH - OPERATING ACTIVITIES:                                      (--)             (309,558)
                                                                -----------         -----------
INVESTING ACTIVITIES:
  Purchase of Patents and Licenses                                     --                  --
  Purchase of Property, Equipment, and Capitalized Software           (--)              (35,245)
                                                                -----------         -----------
NET CASH - INVESTING ACTIVITIES                                       (--)              (35,245)
                                                                -----------         -----------
FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                               --                  --
  Proceeds from Sale of Treasury Stock                                 --                  --
  Increase (Decrease) in Loan Payable to Officer                       --                  --
  Proceeds from Note Payable                                           --                  --
  Proceeds from Convertible Note Payable - Related Party               --               400,000
  Repayment of Convertible Note Payable - Related Party                --                  --
  Repayments of Note Payable                                           --                  --
  Repayments of Lease Payable                                          --                  --
                                                                -----------         -----------
NET CASH - FINANCING ACTIVITIES                                        --               354,876
                                                                -----------         -----------
[DECREASE] INCREASE IN CASH AND CASH EQUIVALENTS                       --                10,073

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        --                10,073
                                                                -----------         -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $      --           $      --
                                                                ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
    Interest                                                    $      --           $      --
     Taxes                                                             --                  --

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


The Accompanying Notes are an Integral Part of these Financial Statements.

                          ONLINE GAMIING SYSTEMS, LTD.
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2004

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

Note 4 -          Major Customers

                  There were no major customers during the six-month period ending June 30, 2004:

                          ONLINE GAMIING SYSTEMS, LTD.
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2004


Note 5 -          Convertible Notes Payable - Related Party

                  At June 30, 2004, the Company had a $2,474,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provides for an extension of the maturity to repay all principal outstanding and related accrued interest by a future date to be determined. The notes payable are secured by substantially all assets of the Company. The Company recorded interest expense of $ --- and $395,618 for the six months ended June 30, 2004 and June 30, 2003 respectively. As of June 30, 2004, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing.

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

Note 7-           Subsequent Events

                  In 2006 the Company's major shareholder, Hosken Consolidated Investments ["HCI"], executed a stock purchase agreement to sell 77,767,153 (79%) shares of common stock of the Company to a non-related third party buyer

Item 2.  Management's Discussion and Analysis or Plan of Operatio.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

                           ONLINE GAMING SYSTEMS, LTD.

                                     PART II

Item 1.  Legal Proceedings

There were no legal proceedings filed or threatened involving the Company during the three-month period ended June 30, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable to the Company.

Item 3.  Defaults upon Senior Securities

This Item is no applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

This Item is not applicable to the Company.

Item 5.  Other Information

This Item is not applicable to the Company.

Item 6.  Exhibits

(a) Reports on Form 8-K.

Not Applicable

(b) Exhibits.

       31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002
       32.1 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ONLINE GAMING SYSTEMS, LTD.

Dated: June 30, 2007                        By /s/ RICHARD DUNNING
                                               ---------------------------------
                                               Richard Dunning, President
                                               Acting Chief Financial Officer