Form 10QSB
period 2004-09-30
ONLINE GAMING SYSTEMS LTD \
filed 2007-07-06
CIK 1003739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004

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

         Balance Sheet-September 30, 2004 (Unaudited) ...................... 3

         Statement of Operations-Nine Months Ended September 30, 2004
         (Unaudited) ....................................................... 4

         Statement of Operations-Three Months Ended September 30,
         2004 (Unaudited) .................................................. 5

         Statement of Cash Flows-Nine Months Ended September 30,
         2004 (Unaudited) .................................................. 6

         Notes to Financial Statements (Unaudited) ......................... 7-8

Item 2   Management's Discussion and Analysis or Plan of Operation ......... 9

Item 3   Controls and Procedures ........................................... 9


                           PART II. OTHER INFORMATION

Item 1   Legal Proceedings ................................................. 10

Item 2   Unregistered Sales of Equity Securities and use of Proceeds ....... 10

Item 3   Defaults Upon Senior Securities ................................... 10

Item 4   Submission of Matters to a Vote of Securities Holders ............. 10

Item 5   Other Information ................................................. 10

Item 6   Exhibits .......................................................... 10

Signatures ................................................................. 11

                                     PART I


Item 1. Financial Statements

The following unaudited financial Statements for the nine-month periods ended September 30, 2004 and 2003 have been prepared by Online Gaming Systems, Ltd. (the "Company").



                           ONLINE GAMING SYSTEMS, LTD.

                              Financial Statements

                               September 30, 2004

                           ONLINE GAMING SYSTEMS, LTD.
                                  BALANCE SHEET

                                                                         SEPTEMBER 30,      DECEMBER 31,
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


                                                NINE MONTHS ENDED SEPTEMBER 30,
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


   The Accompanying Notes are an Integral Part of these Financial Statements.

                           ONLINE GAMING SYSTEMS, LTD.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                    2004              2003
                                                ------------      ------------
REVENUE
  Related Party                                 $       --        $       --
Other                                                   --                --
                                                ------------      ------------
TOTAL REVENUE                                           --                --

COST OF SALES                                           --                --
                                                ------------      ------------
GROSS PROFIT                                            --                --

OPERATING EXPENSES:
  General and Administrative                            --                --
  Depreciation and Amortization                         --                --
                                                ------------      ------------
TOTAL OPERATING EXPENSES                                --                --
                                                ------------      ------------
[LOSS] FROM OPERATIONS                                  --                --
                                                ------------      ------------
OTHER [EXPENSES] INCOME:
  Interest Expense-Related Party                        --                --
  Interest Expense                                      --                --
  Settlement of debt                                    --                --
  Other Income [Expense]                                --                --
                                                ------------      ------------

  OTHER [EXPENSES] INCOME - NET                         --                --
                                                ------------      ------------
INCOME(LOSS) FROM OPERATIONS BEFORE
  INCOME TAX [BENEFIT] EXPENSE                          --                --

INCOME TAX [BENEFIT] EXPENSE                            --                --
                                                ------------      ------------
NET INCOME (LOSS)                               $       --        $       --
                                                ============      ============

   BASIC AND DILUTED NET [LOSS]
     PER SHARE OF COMMON STOCK                  $       --        $       --

   WEIGHTED AVERAGE SHARES OF COMMON
   STOCK OUTSTANDING-BASIC AND DILUTED            97,315,953        97,315,953


   The Accompanying Notes are an Integral Part of these Financial Statements.

                           ONLINE GAMING SYSTEMS, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                    2003                2002
                                                                -----------         -----------
OPERATING ACTIVITIES:
  [Loss] from Operations                                        $      --           $ 1,850,281)
  Adjustments to Reconcile Net [Loss] Income to
    Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                      --                92,342
    Exchange of assets for cancellation of indebtedness                --            (2,659,188)
    Issuance of common stock for cancellation of indebtedness          --                54,000
  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Note Receivable                                                  --                  --
      Other Assets                                                     --                 3,707
    Increase [Decrease] in:
      Accounts Payable and Accrued Expenses                            --               (38,904)
      Accrued Interest - Related Party                                 --               395,618
                                                                -----------         -----------
NET CASH - OPERATING ACTIVITIES:                                      (--)             (309,558)
                                                                -----------         -----------
INVESTING ACTIVITIES:
  Purchase of Patents and Licenses                                     --                  --
  Purchase of Property, Equipment, and Capitalized Software           (--)              (35,245)
                                                                -----------         -----------
NET CASH - INVESTING ACTIVITIES                                       (--)              (35,245)
                                                                -----------         -----------
FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                               --                  --
  Proceeds from Sale of Treasury Stock                                 --                  --
  Increase (Decrease) in Loan Payable to Officer                       --                  --
  Proceeds from Note Payable                                           --                  --
  Proceeds from Convertible Note Payable - Related Party               --               400,000
  Repayment of Convertible Note Payable - Related Party                --                  --
  Repayments of Note Payable                                           --                  --
  Repayments of Lease Payable                                          --                  --
                                                                -----------         -----------
NET CASH - FINANCING ACTIVITIES                                        --               354,876
                                                                -----------         -----------
[DECREASE] INCREASE IN CASH AND CASH EQUIVALENTS                       --                10,073

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        --                10,073
                                                                -----------         -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $      --           $      --
                                                                ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
    Interest                                                    $      --           $      --
     Taxes                                                             --                  --

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



The Accompanying Notes are an Integral Part of these Financial Statements.

                          ONLINE GAMIING SYSTEMS, LTD.
                    Notes to Financial Statements (Unaudited)
                               September 30, 2004


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


Note 4 -          Major Customers

                  There were no major customers during the nine-month period ending September 30, 2004.

                          ONLINE GAMIING SYSTEMS, LTD.
                    Notes to Financial Statements (Unaudited)
                               September 30, 2004


Note 5 -          Convertible Notes Payable - Related Party

                  At September 30, 2004, the Company had a $2,474,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provides for an extension of the maturity to repay all principal outstanding and related accrued interest by a future date to be determined. The notes payable are secured by substantially all assets of the Company. The Company recorded interest expense of $ --- and $395,618 for the nine months ended September 30, 2004 and September 30, 2003 respectively. As of September 30, 2004, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

                           ONLINE GAMING SYSTEMS, LTD.

                                     PART II

Item 1.  Legal Proceedings

There were no legal proceedings filed or threatened involving the Company during the three-month period ended September 30, 2004.

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