Form 10KSB
period 2004-12-31
ONLINE GAMING SYSTEMS LTD \
filed 2007-07-20
CIK 1003739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

———————

ONLINE GAMING SYSTEMS, LTD.

(Name of small business issuer in its charter)

———————

Delaware	0-27256	13-3858917
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

C/o Advanced Resources Group, LTD, 5 Erie Street, Garfield, NJ  07026

 (Address of Principal Executive Office) (Zip Code)

(973) 253-6131

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value
(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.		Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value at July 5, 2007 of shares of the Registrant's Common Stock, $.001 par value per share (based upon the average bid and asked prices at the close of $0.31 per share of such stock on the “Pink sheets” on such date), held by non-affiliates of the Registrant was approximately $ 6,060,128.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At June 30, 2007 there were outstanding 97,315,953 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one):	X	Yes		No

INDEX

PART I

Item 1.   Description of Business.

1

Item 2.   Description of Property.

2

Item 3.   Legal Proceedings.

2

Item 4.   Submission of Matters to a Vote of Security Holders.

2

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

3

Item 6.   Managements’ Discussion and Analysis or Plan of Operation.

3

Item 7.   Financial Statements.

4

Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

18

Item 8A.  Controls and Procedures.

18

Item 8B.  Other Information.

18

PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance With Section 16(a) of the Exchange Act.

19

Item 10.  Executive Compensation.

20

Item 11.  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

21

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

21

Item 13.  Exhibits.

22

Item 14.  Principal Accounting Fees and Services.

22

SIGNATURES

23

i

PART I

Item 1.

Description of Business.

GENERAL

We are making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-KSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein, or in other statements made by the Company are made based on Management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in, or implied by, forward-looking statements made by, or on behalf of the, Company; (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) the existence or absence of adverse publicity; (e) changes in relationships with the Company's major customers or in the financial condition of those customers; and (f) the adequacy of the Company's financial resources and the availability and terms of any additional capital. Such forward-looking statements are based on assumptions that the Company will continue to design, market and provide successful new services, that competitive conditions will not change materially, that demand for the Company’s services will continue to grow, that the Company will retain and add qualified personnel, that the Company’s forecasts will accurately anticipate revenue growth and the costs of producing that growth, and that there will be no material adverse change in the Company’s business. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-KSB, actual results could differ materially from the forward-looking information contained in this Annual Report on Form 10-KSB.

OVERVIEW

As of the date of this filing, Online Gaming Systems, Ltd. (the “Company” or the “Registrant”) is dormant and is seeking a merger with an operating business. Until 2003, the Company developed and marketed interactive products and services in the gaming, entertainment and information technology fields. We were incorporated in the state of Colorado in October 1939 under the name "Pacific Gold, Inc." to explore and develop gold and silver ore prospects and to operate mining and milling facilities. Pacific Gold, Inc. conducted limited mining activities until operations ceased. After we changed our name to The CEEE Group, we then sought new business opportunities as a development stage entity.

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

On November 22, 1996, we merged with, and into, a wholly owned Delaware subsidiary, Atlantic International Entertainment, Ltd. We, among other things:

•

changed our state of incorporation to Delaware

•

increased our authorized capital stock to 110,000,000 (100,000,000 shares of common stock, $.001 per share (the "common stock") and 10,000,000 shares of preferred stock, $.001 par value per share (the "Preferred Stock");

•

Performed a 1 for 3 share exchange.

In August 1999 we changed our name to Online Gaming Systems, Ltd. In September 2000 we relocated our corporate offices to Las Vegas, Nevada.

In November 2002 we increased our authorized capital stock of common stock from 100,000,000 to 200,000,000. Since May 2003, we have been dormant and are seeking a business combination.

The Company’s executive offices are located now c/o Advanced Resources Group, Ltd., 5 Erie Street, Garfield, NJ 07026. The telephone number of the Company is (973) 253-6131.

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

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of securityholders during the period covered by this report.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

During 2003 and 2004, the Company’s common stock traded on the electronic bulletin board under the trading symbol “OGAM.” The following table sets forth the high and low closing prices for our common stock as reported by the electronic bulletin board for each full quarterly period within the two most recent fiscal years and subsequent interim periods.

Fiscal Year Ending December 31, 2003

Quarter	Date	High	Low
1st	March 31, 2003	$.06	$.03
2nd	June 30, 2003	$.06	$.01
3rd	September 30, 2003	$.01	$.01
4th	December 31, 2003	$.01	$.01

Fiscal Year Ending December 31, 2004

Quarter	Date	High	Low
1st	March 31, 2004	$.003	$.002
2nd	June 30, 2004	$.006	$.002
3rd	September 30, 2004	$.004	$.003
4th	December 31, 2004	$.003	$.0015

During the period covered by this report, market maker quotations were posted on the over-the-counter electronic bulletin board. All prices indicated are as reported to us by broker–dealer(s) making a market in our securities. The quotations indicated above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

As of December 31, 2004, there were approximately 750 Holders of Record of our Common Stock, including brokerage firms, clearinghouses, and/or depository firms holding our securities for their respective clients. We do not know the exact number of beneficial owners of our securities.

The Company has not paid any cash dividends on the Common Stock in the past and the Board of Directors does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future.

Item 6.

Managements’ Discussion and Analysis or Plan of Operation.

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

Financial Statements.

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of

Online Gaming Systems, Ltd. and Subsidiary

We have audited the accompanying consolidated balance sheet of Online Gaming Systems, Ltd. and its subsidiary as of December 31, 2004, and the related consolidated statements of operations and changes in stockholders' [deficit], and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online Gaming Systems, Ltd. and its subsidiary as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Online Gaming Systems, Ltd. will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company's recurring losses from operations, accumulated deficit and recurring negative cash flows from operations raise substantial doubt about Online Gaming Systems, Ltd.'s ability to continue as a going concern. Management's plans in regard to the matters are also described in Note 17. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey

May 16, 2007

ONLINE GAMING SYSTEMS, LTD.

BALANCE SHEET

December 31, 2004
Assets:
Current Assets:
Cash	--
Other Current Assets	--
Total Current Assets	--
Property and Equipment-Net	--
Other Assets
Deposit Intangible Assets-Net	-- --
Total Assets	$--
Liabilities and Stockholders’ Equity:
Current Liabilities:
Cash Overdraft	$--
Accounts Payable and Accrued Expenses	--
Accrued Interest-Related Party	1,719,496
Advances – Related Party	--
Convertible Notes Payable – Related Party	2,474,907
Total Current Liabilities	4,194,403
Commitments and Contingencies	--
Stockholders’ (Deficit):
Convertible Preferred Stock-Par Value $.001 Per Share; Authorized 10,000,000 Shares, None Issued and Outstanding	--
Common Stock-Par value $.001 Per Share; Authorized 200,000,000 Shares, Issued and outstanding- 97,315,953 Shares at December 31, 2004	97,316
Additional Paid-in Capital	18,764,076
Treasury Stock,1,125,012 Common Shares-At Cost	(1,730,485)
Accumulated (Deficit)	(21,325,310)
Total Stockholders’ (Deficit)	(4,194,403)
Total Liabilities and Stockholders’ (Deficit)	$--

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ONLINE GAMING SYSTEMS, LTD.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003
Revenue
Related Party	--	--
Other	--	146,780
Total Revenue	--	146,780
Cost of Sales	--	9,058
Gross Profit	--	146,780
Operating Expenses:
General and Administrative	--	398,313
Depreciation and Amortization	--	92,342
Total Operating Expenses	--	490,655
[Loss] from Operations	(--)	(343,875)
Other [Expenses] Income:
Interest Expense-Related Party)	(--)	(395,618)
Interest Expense	(--)	(--)
Settlement of debt Other Income [Expense]	-- --	-- 2,589,774
Other [Expenses] Income - Net)	--	2,194,156
Income(Loss) from Operations Before
Income Tax [Benefit] Expense	--	1,850,281
Income Tax [Benefit] Expense	--	--
Net Income (Loss)	$--	$1,850,281
Basic and Diluted Net [Loss]
Per Share of Common Stock	$--	$.02
Weighted Average Shares of Common
Stock Outstanding-Basic and Diluted	97,315,953	97,315,953

The Accompanying Notes are an Integral Part of these Financial Statements.

ONLINE GAMING SYSTEMS, LTD.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003
Operating Activities:
[Loss] from Operations	$--	$1,850,281
Adjustments to Reconcile Net [Loss] Income to
Net Cash [Used for] Operating Activities:
Depreciation and Amortization	--	92,342
Exchange of assets for cancellation of indebtedness	--	(2,659,188)
Issuance of common stock for cancellation of indebtedness Changes in Assets and Liabilities:	--	54,000
[Increase] Decrease in:
Note Receivable
Other Assets	--	3,707
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	--	(38,904)
Accrued Interest – Related Party	--	395,618
Net Cash – Operating Activities:	--	(309,558)

Investing Activities:
Purchase of Patents and Licenses	--	--
Purchase of Property, Equipment, and Capitalized Software	--	(35,245)
Net Cash - Investing Activities	--	(35,245)

Financing Activities:
Proceeds from Convertible Note Payable – Related Party	--	400,000
Repayments of Lease Payable
Net Cash - Financing Activities	--	354,876

[Decrease] Increase in Cash and Cash Equivalents	--	10,073

Cash and Cash Equivalents - Beginning of Period	--	10,073

Cash and Cash Equivalents - End of Period	$--	$--

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$--	$--
Taxes	--	--

Supplemental Disclosure of Non-cash Financing Activities:

In 2003, the Company exchanged assets with a book value of $340,812 for $3,000,000 convertible note payable resulting in a non-cash profit of $ 2,659,188

In May 2003, the Company issued 900,000 shares of common stock to a former consultant in exchange for cancellation of indebtedness.

The Accompanying Notes are an Integral Part of these Financial Statements.

ONLINE GAMING SYSTEMS, LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Accumulated Other Compre- hensive	Retained Earnings (Deficit	Deferred Acquisition Costs	Subscription Receivable	Total Shareholders Equity
	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount

Balance December 31, 2002	--	--	96,415,953	96,416	18,710,976	(1,125,012)	(1,730,485)	--	(23,175,591)	--	--	(6,098,684)

Net Income									1,850,281			1,850,281
Issuance of stock settlement			900,000	900	53,100							54,000

Balance December 31, 2003	--	--	97,315,953	97,316	18,764,076	(1,125,012)	(1,730,485)	--	(21,325,310)	--	--	(4,194,403)

Net Income									--			--

Balance December 31, 2004	--	--	97,315,953	97,316	18,764,076	(1,125,012)	(1,730,485)	--	(21,325,310)	--	--	(4,194,403)

The Accompanying Notes are an Integral Part of these Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Organization

Nature of Business – At December 31, 2004, Online Gaming Systems, Ltd. [the "Company"] was located in Las Vegas, Nevada. At December 31, 2004, the Company was dormant and had ceased operations in May, 2003. Before May 2003, the Company primarily developed and marketed interactive gaming products and services through the Internet. The Company established Online Gaming Systems Australia Pty., as a wholly owned subsidiary, to offer sports book sales in Australia and the Pacific Island region. On December 31, 2004, the Company was majority owned by Hosken Consolidated Investments and Subsidiaries ["HCI"], a South African Company. HCI is an investment holding company involved in various technology industries.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2004, the Company did not have any cash equivalents.

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

Diluted [loss] per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock

The computation of diluted [loss] per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts, [i.e. increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies [Continued]

earnings per share. It assumes that any proceeds should be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. At December 31, 2004 and 2003 all outstanding options and warrants were anti-dilutive for earning per share calculations.

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

[3] Significant Risks and Uncertainties

Concentrations of Credit Risk - The Company places its cash with high credit quality institutions to limit its credit exposure. At December 31, 2004, the Company did not have any amounts in a financial institution that is subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure is limited. The Company performs ongoing credit evaluations of its customers but does not require collateral as a condition of service.

Customer Concentration - In fiscal year 2003, the Company had a portion of its revenues derived from several non-related customers, who individually represent 10 percent or more of revenue, totaling approximately $147,000. These customers comprise approximately 100% of total revenues for fiscal year 2003.

	Revenues Years ended December 31,
Customers	2 0 0 4	2 0 0 3
Customer A	$--	$146,000
Customer B	--	--
Customer C	--	--
Totals	$--	$146,000

Listed below are those geographic regions which comprise 10 percent or more of revenue for the years ended December 31, 2004 and 2003.

	Revenues Years ended December 31,
Geographic Information	2 0 0 4	2 0 0 3
Australia (Pacific Region)	$--	$146,780
United States	--	--
Totals	$--	$146,780

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[4] Related Party - Revenue

During fiscal 2004, the Company had no related party revenue.

[5] Property and Equipment

At December 31, 2004, The Company did not own any Property and Equipment. Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $--- and $92,342 respectively.

[6] Intangible Assets

At December 31, 2004, the Company did not own any Intangible assets. Amortization expense for the years ended December 31, 2004 and 2003 amounted to $--- and $23,891, respectively.

[7] Convertible Notes Payable - Related Party

At December 31, 2004, the Company had a $2,474,907 convertible note payable balance due HCI. Terms of the revised loan agreement provides for an extension of the maturity to repay all principal outstanding and related accrued interest by a future date to be determined. The notes payable are secured by substantially all assets of the Company. The Company recorded interest expense of $---- and $---- for the years ended December 31, 2004 and December 31, 2003 respectively. As of December 31, 2004, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing.

At June 30, 2003, the Company exchanged all its assets as well as its wholly owned Australian subsidiary for forgiveness of $3,000,000 convertible note payable due to HCI.

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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

[12] Capital Transactions

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

The Company issued a total of 241,251 shares of common stock to a previous customer in satisfaction of an investment made in the Company.

During fiscal 2002, the former Chief Financial Officer of the Company purchased 350,000 shares of common stock at $.06 per share.

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

At the November 2002 stockholders meeting, the stockholders approved an amendment to the Company's articles of incorporation to increase the number of shares of common stock which the Company is authorized to issue from 100,000,000 to 200,000,000. In the second quarter of 2003, the Company issued 900,000 shares of common stock with a market value of $.06 per share for cancellation of indebtedness.

[13] Provision for Income Taxes

Income tax [benefit] expense from continuing operations consists of the following:

December 31,
	2 0 0 4	2 0 0 3
Current:
Federal	$--	$--
State	--	--
Total Current	--	--
Deferred:
Federal	$--	$--
State	--	--
Total Deferred	--	--
Tax Expense [Benefit] - Continuing Operations	$--	$--

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[13] Provision for Income Taxes [Continued]

Income tax from continuing operations at the federal statutory rate reconciled to the Company's effective rate is as follows:

	December 31,
	2 0 0 4	2 0 0 3
Federal Statutory Rate	34.0%	34.0%
State Income Taxes	--	--
Non-Deductible Expenses and NOL Valuation Allowance	(34.0)	(34.0)
Effective Rate	--%	--%

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

[14] Commitments and Contingencies

The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows. The Company is currently in litigation with several creditors for past amounts outstanding.

At December 31, 2004, the Company rented office space under an operating lease expiring in September 2005. The lease grants an option for renewal for an additional 5 years.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2004.

Year ending December 31,	Operating Leases
2005	$100,848
Thereafter	--
Total	$100,848

Rent expense for the years ended December 31, 2004 and 2003 was approximately $151,272 and $184,000, respectively.

In January 2001, the Company entered into a three year employment agreement with the Company's Chief Financial Officer. Terms of the agreement provide for a base salary of $240,000 per annum for fiscal year ended December 31, 2003. A severance of 1.5 times the annual base salary will be paid upon termination without cause.

[15] Stock Options

[A] On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors [the "Plan"]. The Plan will expire December 31, 2006 unless further extended by appropriate action of the Board of Directors. Employees, directors, consultants and advisors of the Company, or any of its subsidiary corporations, are eligible for participation in the Plan. The Plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of Common Stock, $.001 par value. The shares have been reserved for issuance in accordance with the terms of the Plan. At the November 2002 stockholder meeting, the stockholders approved an amendment to the plan to increase the maximum number of shares of common stock issuable upon exercise of options granted under the plan to 10,000,000. In December 2002, the Board of Directors authorized the issuance of 5,300,000 incentive stock options under the plan to five members of management. A total of 1,250,000 of these

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options will vest immediately with the remaining 4,050,000 vesting equally over a three year period through December 2005. As of December 31, 2002, a total of 5,308,500 options were outstanding under the plan.

[15] Stock Options [Continued]

The following is a summary of transactions, including those options issued to employees of the Company under the plan.

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2000	157,500	$1.72
Granted	--	--
Exercised	--	--
Canceled	--	--

Outstanding at December 31, 2001	157,500	1.72
Exercisable at December 31, 2001	141,200	2.25
Granted	5,300,000.06
Exercised	--	--
Canceled	(149,000)	1.72

Outstanding at December 31, 2002	5,308,500.06
Exercisable at December 31, 2002	1,258,500.06

The following table summarizes information about stock options issued under the plan at December 31, 2002:

Outstanding Stock Options				Exercisable Stock Options
Exercise Price	Shares	Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable Shares	Weighted- Average Exercise Price
$1.19	8,500	2.00	$1.19	8,500	$1.19
$0.06	5,300,000	5.00	$0.06	1,250,000	$0.06

[B] Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant. The following is a summary of non-incentive stock options and warrants transactions for the two years ended December 31, 2002:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2000	1,441,500	$2.25
Granted	216,667	0.03
Exercised	--	--
Canceled	--	--

Outstanding at December 31, 2001	1,658,167	2.25
Exercisable at December 31, 2001	1,815,667	2.25
Granted	--	--
Exercised	--	--
Canceled	(208,333)	2.01

Outstanding at December 31, 2002	1,607,334	2.25
Exercisable at December 31, 2002	1,607,334	2.25

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[15] Stock Options [Continued]

The following table summarizes information about non-incentive stock options at December 31, 2002:

			Exercisable Stock Options
Remaining Exercise Prices	Weighted- Average Shares	Exercisable Contractual Life	Weighted- Average Exercise Price	Shares	Exercise Price
$3.25	50,000	2.00	$3.25	50,000	$3.25
$4.13	700,000	2.25	$4.13	700,000	$4.13
$2.50	88,000	2.75	$2.50	88,000	$2.50
$1.29	115,000	2.25	$1.29	115,000	$1.29
$2.50	521,000	2.75	$2.50	521,000	$2.50
$0.03	133,334	3.50	$0.03	133,334	$0.03

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

	December 31,
	2 0 0 2	2 0 0 1
Risk-Free Interest Rate	5.0%	5.5%
Expected Life	5 Years	3 years
Expected Volatility	117.68%	63.93%
Expected Dividends	--%	--%

The pro forma amounts are indicated below:

	Years end December 31,
	2 0 0 4	2 0 0 3
Net Income:
As Reported	$--	$1,850,281
Pro Forma	$--	$1,850,281

Basic Net Income Per Share of Common Stock:
As Reported	$--	$.02
Pro Forma	$--	$.03

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[17] Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit and recurring negative cash flows from operations. These factors raised substantial doubt about the ability of the Company to continue as a going concern.

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

[18] Subsequent Events

In 2006, the Company’s major stockholder, HCI, executed a stock purchase agreement to sell 77,767,153 (79%) shares of common stock of the Company to a non-related third party buyer.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, the Company’s Chief Executive Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal year ended December 31, 2004. Based upon this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Change In Internal Controls

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s management, in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

Item 8B.

Other Information.

None

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

DIRECTORS

The directors of the Company and their positions with the Company during the period covered by this report are set forth below. All of the Company’s officers resigned in May 2003, when the Company became dormant.

Name	Age	Position
J.A. Copelyn	52	Chairman of the Board
Gavin Chamberlain	47	Director
Marcel Golding	42	Director

The information below is provided as of March 31, 2004.

JOHN COPELYN was Chief Executive Officer and Chairman of the Board. He was also the Chief Executive Officer of the South African Clothing and Textile Workers Union Investment Group and the Chief Executive Officer of HCI. During 1992-1994, Mr. Copelyn was Chief Executive Officer of Zenzeleni Clothing. From 1994-1997, Mr. Copelyn served as an elected member of the democratically elected South African parliament. In addition, he has held numerous positions with South African trade unions including serving on the Central Committee of COSATU. Mr. Copelyn is also a licensed attorney in South Africa. He attended both the University of Witwatersrand and University of South Africa.

GAVIN CHAMBERLAIN was Managing Director of Global Payment Technologies Holdings (Pty) Ltd., the South African affiliate of Global Payment Technologies, Inc., a leading manufacturer and innovator of currency acceptance systems used in the worldwide gaming, beverage and vending industries. Recently, GPTHL agreed to merge its operations with Vukani Gaming Corporation, a wholly owned subsidiary of HCI, the Company’s majority stockholder. Vukani is a South African based company established in 1996 to operate in the South African route market. Mr. Chamberlain is on the Board of Vukani and also Managing Director of another South African affiliate of GPTHL, International Payment Systems, Ptd. Ltd.

MARCEL GOLDING was appointed a Director of the Company in August of 1998. Mr. Golding is Chairman of HCI and Softline Holdings, as well as being a Director of JCI and Global Capital, which are all listed companies on the Johannesburg Stock Exchange. In addition, he was the founding chairman of the Mineworkers Investment Company (linked to the National Union of Mineworkers), one of the two pioneering trade union investment companies in South Africa. He was elected the first Deputy General Secretary of the union in 1987 at the age of 26, and was re-elected on three additional occasions to this post of the Country's largest trade union. From 1994 to 1997 he served as a Member of Parliament, where he chaired the Minerals and Energy Committee and the Audited Commission, the oversight committee of the office of the Auditor-General. Mr. Golding holds a post-graduate degree from the University of Cape Town.

MEETINGS AND COMMITTEES

The Board held no meetings during the year ended December 31, 2004. From time to time during such year, the members of the Board acted by unanimous written consent. The Company has elected a standing compensation and audit committees. The entire Board of Directors performs the typical functions of such committees. The Committee recommends engagement of the Company’s independent accountants approves services performed by such accountants and reviews and evaluates the Company’s accounting system and its system of internal controls.

Item 10.

Executive Compensation.

The following table provides certain summary information concerning the compensation earned, by the Company's Chief Executive Officer and its Chairman for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. No individuals received any cash or other compensation in the year ended December 31, 2004. Such individuals will be hereafter referred to as the Named Executive Officers. No other executive officer that would have otherwise been included in such table on the basis of salary and bonus earned for the 2002 fiscal year has resigned or terminated employment during that fiscal year.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)

Lawrence P. Tombari (1) President and Chief Financial Officer	2004 2003 2002	$ -- -- 180,000	--
Gary A. Ramos (2) Former President and Chief Executive Officer	2004 2003 2002	$ -- $ -- 89,000	--

(1) Resigned May 2003

(2) Resigned March 2002

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

During 2004, the Company did not issue any stock options under the Plan.

During 2002 the Board of Directors and shareholders approved amendments to the Plan that, among other things, increased the number of shares available under the Plan to 10,000,000.

The following table contains information concerning the stock option grants made to each of the named executive officers and employees for the last three fiscal years covered by this report.

Name	No. Granted	In F/Y	$/Share	Exp. Date(1)
Lawrence P. Tombari	0 2,000,000 139,999	2003 2002 2002	N/A $.06 $.03	N/A 2003 2003
Gary A. Ramos	83,333	2001	$.03	2003
J.A. Copelyn	2,000000	2002	$.06	2003
Herman Suarez	500,000	2002	$.06	2003
David Kinsman	500,000	2002	$.06	2003
Syed Hussain	300,000	2002	$.06	2003

———————

(1) All these options expired upon each recipient’s resignation from the Company in 2003.

No options were granted during 2003.

During the period covered by this report, the Company applied Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price of all options issued was the market price at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans.

Board Of Directors Compensation

In the past, the Company compensated directors who are also executive officers of the Company for service on the Board of Directors. Directors received $1,500 per meeting and are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

The Company has paid no compensation to any directors since the Company became dormant in May 2003. The Company has no plan to pay directors at this time.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2004, information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group. (1) As of March 31, 2005, 96,415,953 shares of the Common Stock of the Company were issued and outstanding.

Name and Address of Beneficial Owner(2)	Amount of Beneficial Ownership	Percent of Class
Ahead Investments Limited	78,698,120	81.6%

All Officers and Directors as a Group	78,698,120	81.6%
(2 Persons)

**In July 1999, Ahead Investments Limited, a subsidiary of HCI, acquired the stock of Norman J. Hoskin, the Company’s former Chairman. Both Mr. Golding and Mr. Copelyn are substantial owners and officers of HCI and consequently, ownership of all of the shares of HCI or by its subsidiaries, including Ahead Investments Limited have been attributed to both Mr. Golding and Mr. Copelyn for the purpose of this table.

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 30 days.

(2)

Unless otherwise stated, the address for the beneficial owner is 3225 McLeod Drive, 1st Floor, Las Vegas, Nevada 89121

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

In prior years, the Company’s operating shortfalls were funded largely by its largest stockholder, HCI. In 2004, however, HCI did not provide any funds to the Company. During 2003, HCI funded the Company $400,000 in the form of convertible notes. During 2002, HCI funded the Company $1,590,000 in the form of convertible notes.

All of the notes issued to HCI were cancelled in August 2006.

Item 13.

Exhibits

Exhibits:

3.1

Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

3.2

Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

4.1

Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1996.

10.6

Stock Purchase Agreement dated March 10, 1999 by and between Atlantic International Entertainment, Ltd. and Centerline Associates, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Form 10-QSB for the quarter ended March 31, 1999.

10.7

Stock Option and Incentive Plan adopted by Board of Directors on March 25, 1999, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB for the quarter ended March 31, 1999.

10.8

Stock Purchase Agreement dated December 10, 1999 by and between Atlantic Internet Holdings, Inc., incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB for the year ended December 31, 1999.

31.1

Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2

Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Item 14.

Principal Accounting Fees and Services.

Moore Stephens, P.C. were our primary auditors for the fiscal years ended December 31, 2004 and 2003.

Audit Fees

For Moore Stephens’ audit of our annual financial statements, review of Form 10-KSB, and for their review of our Quarterly Reports on Form 10-Q, Moore Stephens billed us a total of $2,500 and $48,000 for the fiscal years ended December 31, 2004 and 2003, respectively.

Audit Related Fees: None.

Tax Fees: None.

All Other Fees: None.

The Board of Directors Pre-Approval Policy and Procedures

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2003, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining Moore Stephen’s independent audit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 12, 2007

ONLINE GAMING SYSTEMS, LTD.

By:	/s/ Richard Dunning
Richard Dunning
President

23