Form 10QSB
period 2005-03-31
ONLINE GAMING SYSTEMS LTD \
filed 2007-07-27
CIK 1003739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2005
or

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

(973) 253-6131

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At June 30, 2007 there were outstanding 97,315,953 shares of the Registrant's Common Stock, $.001 par value
———————
Transitional Small Business Disclosure Format (check one):		Yes	X	No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

The following unaudited financial Statements for the three-month periods ended March 31, 2005 and 2004 have been prepared by Online Gaming Systems, Ltd. (the “Company”).

ONLINE GAMING SYSTEMS, LTD.

Financial Statements

March 31, 2005

ONLINE GAMING SYSTEMS, LTD.

BALANCE SHEET

	March 31, 2005	December 31, 2004
Assets:	(Unaudited)

Current Assets:
Cash	$--	$--
Other Current Assets	--	--

Total Current Assets	--	--

Property and Equipment-Net	--	--

Other Assets
Deposit Intangible Assets-Net	-- --	-- --

Total Assets	$--	$--
Liabilities and Stockholders’ Equity:

Current Liabilities:
Cash Overdraft	$--	$--
Accounts Payable and Accrued Expenses	--	--
Accrued Interest-Related Party	1,719,496	1,719,496
Advances – Related Party	--	--
Convertible Notes Payable – Related Party	2,474,907	2,474,907

Total Current Liabilities	4,194,403	4,194,403

Commitments and Contingencies	--	--

Stockholders’ (Deficit):
Convertible Preferred Stock-Par Value $.001 Per Share; Authorized 10,000,000 Shares, None Issued and Outstanding	--	--
Common Stock-Par value $.001 Per Share; Authorized 200,000,000 Shares, Issued and outstanding- 97,315,953 Shares at March 31, 2005	97,316	97,316
Additional Paid-in Capital	18,764,076	18,764,076
Treasury Stock,1,125,012 Common Shares-At Cost	(1,730,485)	(1,730,485)
Accumulated (Deficit)	(21,325,310)	(21,325,310)

Total Stockholders’ (Deficit)	(4,194,403)	(4,194,403)

Total Liabilities and Stockholders’ (Deficit)	$--	$--

The Accompanying Notes are an Integral Part of these Financial Statements

ONLINE GAMING SYSTEMS, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31,
	2005	2004

Revenue
Related Party	$--	$--
Other	--	--

Total Revenue	--	--

Cost of Sales	--	--

Gross Profit	--	--

Operating Expenses:
General and Administrative	--	--
Depreciation and Amortization	--	--

Total Operating Expenses	--	--

[Loss] from Operations	(--)	(--)
Other [Expenses] Income:
Interest Expense-Related Party	(--)	(--)
Interest Expense	(--)	(--)
Settlement of debt Other Income [Expense]	-- --	-- --

Other [Expenses] Income - Net	--	--

Income(Loss) from Operations Before Income Tax [Benefit] Expense
	--	--

Income Tax [Benefit] Expense	--	--

Net Income (Loss)	$--	$--

Basic and Diluted Net [Loss] Per Share of Common Stock
	$--	$--

Weighted Average Shares of Common Stock Outstanding- Basic and Diluted
	97,315,953	97,315,953

The Accompanying Notes are an Integral Part of these Financial Statements.

ONLINE GAMING SYSTEMS, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,
	2005	2004

Operating Activities:
[Loss] from Operations	$--	$--
Adjustments to Reconcile Net [Loss] Income to Net Cash [Used for] Operating Activities:

Depreciation and Amortization	--	--
Exchange of assets for cancellation of indebtedness	--	--
Issuance of common stock for cancellation of indebtedness Changes in Assets and Liabilities:	--	--
[Increase] Decrease in:
Note Receivable	--	--
Other Assets	--	--
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	--	--
Accrued Interest – Related Party	--	--

Net Cash – Operating Activities:	(--)	(--)

Investing Activities:
Purchase of Patents and Licenses	--	--
Purchase of Property, Equipment, and Capitalized Software	(--)	(--)

Net Cash - Investing Activities	(--)	(--)

Financing Activities:
Proceeds from Issuance of Common Stock	--	--
Cash Overdraft	--	--
Increase (Decrease) in Loan Payable to Officer	--	--
Proceeds from Note Payable	--	--
Proceeds from Convertible Note Payable – Related Party	--	--
Repayment of Convertible Note Payable – Related Party Advances – Related Party	-- --	-- --
Repayments of Lease Payable	--	--

Net Cash - Financing Activities	--	--

[Decrease] Increase in Cash and Cash Equivalents	--	--

Cash and Cash Equivalents - Beginning of Period	--	--

Cash and Cash Equivalents - End of Period	$--	$--

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$--	$--
Taxes	--	--

The Accompanying Notes are an Integral Part of these Financial Statements.

ONLINE GAMIING SYSTEMS, LTD.

Notes to Financial Statements (Unaudited)

March 31, 2005

Note 1 -

Basis of Preparation

The accompanying unaudited financial statements of Online Gaming Systems, Ltd (the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim period are not necessary indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 2

-

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements in the December 31, 2004 Form 10-KSB.

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

Note 4 -

Major Customers

There were no major customers during the three-month period ending March 31, 2005.

ONLINE GAMIING SYSTEMS, LTD.

Notes to Financial Statements (Unaudited)

March 31, 2005

Note 5 -

Convertible Notes Payable - Related Party

At March 31, 2005, the Company had a $2,474,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provides for an extension of the maturity to repay all principal outstanding and related accrued interest by a future date to be determined. The notes payable are secured by substantially all assets of the Company. The Company recorded interest expense of $--- and $--- for the three months ended March 31, 2005 and March 31, 2004 respectively. As of March 31, 2005, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing.

Note 6 -

Capital Stock

In the first quarter of 2004, the Company did not issue or cancel any shares of its common stock.

Note 7-

Subsequent Events

In 2006, the Company’s major stockholder, HCI, executed a stock purchase agreement to sell 77,767,153 (79%) shares of common stock of the Company to a non-related third party buyer. In August 2006, HCI cancelled its outstanding convertible note due it from the Company.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Three Months Ended March 31, 2005 and 2004

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

Item 3.

Controls and Procedures.

(a) Explanation of disclosure controls and procedures. The Company's chief executive officer and acting chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

There were no legal proceedings filed or threatened involving the Company during the three-month period ended March 31, 2005.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.

Defaults upon Senior Securities.

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.

Other Information.

Not Applicable.

Item 6.

Exhibits.

31.1

Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2

Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July20, 2007	ONLINE GAMING SYSTEMS, LTD.

	By:	/s/ Richard Dunning
Richard Dunning
President

Exhibit Index

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.