Form 10QSB
period 2005-06-30
ONLINE GAMING SYSTEMS LTD \
filed 2007-07-27
CIK 1003739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2005
or

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

The following unaudited financial Statements for the six-month periods ended June 30, 2005 and 2004 have been prepared by Online Gaming Systems, Ltd. (the “Company”).

ONLINE GAMING SYSTEMS, LTD.

Financial Statements

June 30, 2005

ONLINE GAMING SYSTEMS, LTD.

BALANCE SHEET

	June 30, 2005	December 31, 2004
Assets:	(Unaudited)

Current Assets:
Cash	$--	$--
Other Current Assets	--	--

Total Current Assets	--	--

Property and Equipment-Net	--	--

Other Assets
Deposit Intangible Assets-Net	-- --	-- --

Total Assets	$--	$--
Liabilities and Stockholders’ Equity:

Current Liabilities:
Cash Overdraft	$--	$--
Accounts Payable and Accrued Expenses	--	--
Accrued Interest-Related Party	1,719,496	1,719,496
Advances – Related Party	--	--
Convertible Notes Payable – Related Party	2,474,907	2,474,907

Total Current Liabilities	4,194,403	4,194,403

Commitments and Contingencies	--	--

Stockholders’ (Deficit):
Convertible Preferred Stock-Par Value $.001 Per Share; Authorized 10,000,000 Shares, None Issued and Outstanding	--	--
Common Stock-Par value $.001 Per Share; Authorized 200,000,000 Shares, Issued and outstanding- 97,315,953 Shares at June 30, 2005	97,316	97,316
Additional Paid-in Capital	18,764,076	18,764,076
Treasury Stock,1,125,012 Common Shares-At Cost	(1,730,485)	(1,730,485)
Accumulated (Deficit)	(21,325,310)	(21,325,310)

Total Stockholders’ (Deficit)	(4,194,403)	(4,194,403)

Total Liabilities and Stockholders’ (Deficit)	$--	$--

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

The Accompanying Notes are an Integral Part of these Financial Statements.

ONLINE GAMING SYSTEMS, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,
	2005	2004

Operating Activities:
[Loss] from Operations	$--	$--
Adjustments to Reconcile Net [Loss] Income to Net Cash [Used for] Operating Activities:

Depreciation and Amortization	--	--
Exchange of assets for cancellation of indebtedness	--	--
Issuance of common stock for cancellation of indebtedness Changes in Assets and Liabilities:	--	--
[Increase] Decrease in:
Note Receivable	--	--
Other Assets	--	--
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	--	--
Accrued Interest – Related Party	--	--

Net Cash – Operating Activities:	(--)	(--)

Investing Activities:
Purchase of Patents and Licenses	--	--
Purchase of Property, Equipment, and Capitalized Software	(--)	(--)

Net Cash - Investing Activities	(--)	(--)

Financing Activities:
Proceeds from Issuance of Common Stock	--	--
Proceeds from Sale of Treasury Stock	--	--
Increase (Decrease) in Loan Payable to Officer	--	--
Proceeds from Note Payable	--	--
Proceeds from Convertible Note Payable – Related Party	--	--
Repayment of Convertible Note Payable – Related Party Repayments of Note Payable	-- --	-- --
Repayments of Lease Payable	--	--

Net Cash - Financing Activities	--	--

[Decrease] Increase in Cash and Cash Equivalents	--	--

Cash and Cash Equivalents - Beginning of Period	--	--

Cash and Cash Equivalents - End of Period	$--	$--

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$--	$--
Taxes	--	--

Supplemental Disclosure of Non-cash Financing Activities: None

The Accompanying Notes are an Integral Part of these Financial Statements.

ONLINE GAMIING SYSTEMS, LTD.

Notes to Financial Statements (Unaudited)

June 30, 2005

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

Note 4 -

Major Customers

There were no major customers during the six-month period ending June 30, 2005.

ONLINE GAMIING SYSTEMS, LTD.

Notes to Financial Statements (Unaudited)

June 30, 2005

Note 5 -

Convertible Notes Payable - Related Party

At June 30, 2005, the Company had a $2,474,907 convertible note payable balance due Hosken Consolidated Investments ("HCI"). HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provides for an extension of the maturity to repay all principal outstanding and related accrued interest by a future date to be determined. The notes payable are secured by substantially all assets of the Company. The Company recorded interest expense of $--- and $--- for the six months ended June 30, 2005 and June 30, 2004 respectively. As of June 30, 2005, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing.

Note 6 -

Capital Stock

In the second quarter of 2005, the Company did not issue or cancel any shares of its common stock.

Note 7-

Subsequent Events

In 2006, the Company’s major shareholder, HCI, executed a stock purchase agreement to sell 77,767,153 (79%) shares of common stock of the Company to a non-related third party buyer. In August 2006, HCI cancelled its convertible notes with the Company.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Six Months Ended June 30, 2005 and 2004

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

Item 3.

Controls and Procedures.

(a) Explanation of disclosure controls and procedures. The Company's chief executive officer and acting chief financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

There were no legal proceedings filed or threatened involving the Company during the three-month period ended June 30, 2005.

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

Date: July 20, 2007	ONLINE GAMING SYSTEMS, LTD.

	By:	/s/ Richard Dunning
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