Form 10QSB
period 2005-09-30
ONLINE GAMING SYSTEMS LTD \
filed 2007-07-27
CIK 1003739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2005
or

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

The following unaudited financial Statements for the nine-month periods ended September 30, 2005 and 2004 have been prepared by Online Gaming Systems, Ltd. (the “Company”).

ONLINE GAMING SYSTEMS, LTD.

Financial Statements

September 30, 2005

ONLINE GAMING SYSTEMS, LTD.

BALANCE SHEET

	September 30, 2005	December 31, 2004
Assets:	(Unaudited)

Current Assets:
Cash	$--	$--
Other Current Assets	--	--

Total Current Assets	--	--

Property and Equipment-Net	--	--

Other Assets
Deposit Intangible Assets-Net	-- --	-- --

Total Assets	$--	$--
Liabilities and Stockholders’ Equity:

Current Liabilities:
Cash Overdraft	$--	$--
Accounts Payable and Accrued Expenses	--	--
Accrued Interest-Related Party	1,719,496	1,719,496
Advances – Related Party	--	--
Convertible Notes Payable – Related Party	2,474,907	2,474,907

Total Current Liabilities	4,194,403	4,194,403

Commitments and Contingencies	--	--

Stockholders’ (Deficit):
Convertible Preferred Stock-Par Value $.001 Per Share; Authorized 10,000,000 Shares, None Issued and Outstanding	--	--
Common Stock-Par value $.001 Per Share; Authorized 200,000,000 Shares, Issued and outstanding- 97,315,953 Shares at September 30, 2005	97,316	97,316
Additional Paid-in Capital	18,764,076	18,764,076
Treasury Stock,1,125,012 Common Shares-At Cost	(1,730,485)	(1,730,485)
Accumulated (Deficit)	(21,325,310)	(21,325,310)

Total Stockholders’ (Deficit)	(4,194,403)	(4,194,403)

Total Liabilities and Stockholders’ (Deficit)	$--	$--

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

September 30, 2005

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

Note 4 -

Major Customers

As the Company had ceased operations in May 2003, there were no major customers during the nine-month period ending September 30, 2005.

ONLINE GAMIING SYSTEMS, LTD.

Notes to Financial Statements (Unaudited)

September 30, 2005

Note 5 -

Convertible Notes Payable - Related Party

At September 30, 2005, the Company had a $2,474,907 convertible note payable balance due Hosken Consolidated Investments ("HCI"). HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provides for an extension of the maturity to repay all principal outstanding and related accrued interest by a future date to be determined. The notes payable are secured by substantially all assets of the Company. The Company recorded interest expense of $--- and $--- for the nine months ended September 30, 2005 and September 30, 2004 respectively. As of September 30, 2005, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing.

Note 6 -

Capital Stock

In the third quarter of 2005, the Company did not issue or cancel any shares of its common stock.

Note 7-

Subsequent Events

In 2006 the Company’s major shareholder, HCI, executed a stock purchase agreement to sell 77,767,153 (79%) shares of common stock of the Company to a non-related third party buyer. In August 2006, HCI cancelled its convertible note with the Company.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Nine Months Ended September 30, 2005 and 2004

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

There were no legal proceedings pending, filed or threatened involving the Company during the three-month period ended September 30, 2005.

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