Form 10KSB
period 2005-12-31
ONLINE GAMING SYSTEMS LTD \
filed 2007-08-03
CIK 1003739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  The aggregate market value at July 20, 2007 of shares of the Small Business Issuer's Common Stock, $.001 par value per share (based upon the closing price of $0.21 per share of such stock on the “Pink sheets” on such date), held by non-affiliates of the Small Business Issuer was approximately $4,105,248.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At July 30, 2007, there were outstanding 97,315,953 shares of the Small Business Issuer's Common Stock, $.001 par value.

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

5

Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

14

Item 8A.  Controls and Procedures.

14

Item 8B.  Other Information.

14

PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance With Section 16(a) of the Exchange Act.

15

Item 10.  Executive Compensation.

16

Item 11.  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

17

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

17

Item 13.  Exhibits.

18

Item 14.  Principal Accounting Fees and Services.

18

SIGNATURES

19

i

PART I

Item 1.

Description of Business.

GENERAL

We are making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.  This Annual Report on Form 10-KSB includes forward-looking statements relating to the business of the Company.  Forward-looking statements contained herein, or in other statements made by the Company are made based on Management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements.  The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in, or implied by, forward-looking statements made by, or on behalf of the, Company; (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) the existence or absence of adverse publicity; (e) changes in relationships with the Company's major customers or in the financial condition of those customers; and (f) the adequacy of the Company's financial resources and the availability and terms of any additional capital.  Such forward-looking statements are based on assumptions that the Company is currently seeking a merger with another company to  design, market and provide successful new services, that competitive conditions will not change materially, that demand for the Company’s services will continue to grow, that the Company will retain and add qualified personnel, that the Company’s forecasts will accurately anticipate revenue growth and the costs of producing that growth, and that there will be no material adverse change in the Company’s business.  In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-KSB, actual results could differ materially from the forward-looking information contained in this Annual Report on Form 10-KSB.

OVERVIEW

As of the end of May, 2003, Online Gaming Systems, Ltd. (the “Company” or the “Small Business Issuer”) was dormant and was seeking a merger with an operating business.  Until 2003, the Company developed and marketed interactive products and services in the gaming, entertainment and information technology fields.  We were incorporated in the state of Colorado in October 1939 under the name "Pacific Gold, Inc." to explore and develop gold and silver ore prospects and to operate mining and milling facilities.  Pacific Gold, Inc. conducted limited mining activities until operations ceased.  After we changed our name to The CEEE Group, we then sought new business opportunities as a development stage entity.

In 1973, we changed our name to Cine-Chrome Laboratories, Inc. and operated a film-processing lab in California.  From 1984 until June 1994, we did not conduct any operations, transactions or business activities.  In June 1994, we began acting as a corporate advisory operation, which included acting as a "finder" with respect to U.S. public companies and providing advisory services concerning corporate structure and raising capital.  Beginning in 1996 until 2003, we concentrated our business operations primarily on the manufacturing, marketing and development of interactive gaming products and services.  This business became dormant in 2003.

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

The Company’s executive offices are located now c/o Advanced Resources Group, Ltd., 5 Erie Street, Garfield, NJ 07026.  The telephone number of the Company is (800) 718-7463.

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

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

During 2005 and 2004, the Company’s common stock traded on the electronic bulletin board under the trading symbol “OGAM.”  The following table sets forth the high and low closing prices for our common stock as reported by the electronic bulletin board for each full quarterly period within the two most recent fiscal years and subsequent interim periods.

Fiscal Year Ending December 31, 2004

Quarter	Date	High	Low
1st	March 31, 2004	$.003	$.002
2nd	June 30, 2004	$.006	$.002
3rd	September 30, 2004	$.004	$.003
4th	December 31, 2004	$.003	$.0015

Fiscal Year Ending December 31, 2005

Quarter	Date	High	Low
1st	March 31, 2005	$.018	$.0015
2nd	June 30, 2005	$.025	$.0102
3rd	September 30, 2005	$.015	$.007
4th	December 31, 2005	$.008	$.005

During the period covered by this report, market maker quotations were posted on the over-the-counter electronic bulletin board.  All prices indicated are as reported to us by broker–dealer(s) making a market in our securities.  The quotations indicated above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

As of December 31, 2005, there were approximately 750 Holders of Record of our Common Stock, including brokerage firms, clearinghouses, and/or depository firms holding our securities for their respective clients.  We do not know the exact number of beneficial owners of our securities.

The Company has not paid any cash dividends on the Common Stock in the past and the Board of Directors does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future.

Item 6.

Managements’ Discussion and Analysis or Plan of Operation.

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.  THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES, AVAILABILITY OF MANAGERIAL PERSONNEL AND THE ABILITY TO MERGE WITH A STRATEGIC PARTNER.

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

Item 7.

Financial Statements.

ONLINE GAMING SYSTEMS, LTD.

AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Online Gaming Systems, Ltd. and Subsidiary

We have audited the accompanying consolidated balance sheet of Online Gaming Systems, Ltd. and its subsidiary (“the Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online Gaming Systems, Ltd. and its subsidiary as of December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company has dormant business operations, has a negative working capital deficiency and accumulated deficit as of December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey

July 23, 2007

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED BALANCE SHEET

December 31, 2005
Assets:
Total Assets	$--
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accrued Interest-Related Party	1,719,496
Convertible Notes Payable – Related Party	2,474,907
Total Current Liabilities	4,194,403
Commitments and Contingencies	--
Stockholders’ (Deficit):
Convertible Preferred Stock-Par Value $.001 Per Share; Authorized 10,000,000 Shares, None Issued and Outstanding	--
Common Stock-Par value $.001 Per Share; Authorized 200,000,000 Shares, Issued and outstanding- 97,315,953	97,316
Additional Paid-in Capital	18,764,076
Treasury Stock,1,125,012 Common Shares-At Cost	(1,730,485)
Accumulated Deficit	(21,325,310)
Total Stockholders’ Deficiency	(4,194,403)
Total Liabilities and Stockholders’ Deficiency	$--

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,
	2005	2004
Revenue	$--	$--
Cost of Sales	--	--
Gross Profit	--	--
Operating Expenses		--
Net Earnings	$--	$--
Basic and Diluted Net Earnings
Per Share of Common Stock	$--	$--
Weighted Average Shares of Common
Stock Outstanding-Basic and Diluted	96,190,941	96,190,941

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount

Balance December 31, 2003	--	$--	97,315,953	$97,316	$18,764,076	(1,125,012)	$(1,730,485)	$(21,325,310)	$(4,194,403)

Net Earnings								--	--

Balance December 31, 2004	--	--	97,315,953	97,316	18,764,076	(1,125,012)	(1,730,485)	(21,325,310)	(4,194,403)

Net Earnings								--	--

Balance December 31, 2005	--	$--	97,315,953	$97,316	$18,764,076	(1,125,012)	$(1,730,485)	$(21,325,310)	$(4,194,403)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
	2005	2004
Operating Activities:
Earnings from Operations	$--	$--
Net Cash – Operating Activities	--	--

Investing Activities:
Net Cash - Investing Activities	--	--

Financing Activities:
Net Cash - Financing Activities	--	--

Change in Cash	--	--

Cash - Beginning of Period	--	--

Cash - End of Period	$--	$--

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$--	$--
Taxes	--	--

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Organization

Nature of Business – At December 31, 2005, the Company was located in Las Vegas, Nevada.  At December 31, 2005, the Company was dormant and had ceased operations in May, 2003.  Before May 2003, the Company primarily developed and marketed interactive gaming products and services through the Internet.  The Company established Online Gaming Systems Australia Pty., as a wholly owned subsidiary, to offer sports book sales in Australia and the Pacific Island region.  On December 31, 2005, the Company was majority owned by Hosken Consolidated Investments and Subsidiaries ["HCI"], a South African Company.  HCI is an investment holding company involved in various technology industries.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its only subsidiary, Online Gaming Systems Australia, Pty. Ltd.  All material intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.  At December 31, 2005, the Company did not have any cash equivalents.

Property and Equipment and Depreciation - Property and equipment are stated at cost.  Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the improvements.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized.  Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported within the consolidated statement of operations.

Revenue Recognition - Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists, (2) services have been performed and accepted by the customer, (3) the selling price must be fixed and determinable and (4) collectibility must be reasonably assured.

Income Taxes – The Company provides deferred taxes on the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the  differences are expected to be reversed. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share - Basic earnings  per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings  per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts, [i.e. increasing earnings per share or reducing loss per share].  The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share.  It assumes that any proceeds should be used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.  At December 31, 2005 and 2004 all outstanding options were anti-dilutive for earning per share calculations (see Note 6).

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ["APB No. 25"] with regard to the accounting for its employee stock options.  Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant.   The Company applies the provisions of SFAS No. 123R, "Accounting for Stock-Based Compensation" to non-employee at either the fair value of the services rendered or the instruments issued in exchange for such services , whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, “Accounting for Equity Instruments That are issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”. Warrants and options issued to non-employees for services in which performance by the counterparty is complete, are accounted for as a free standing derivative financial instruments in accordance with EITF 00-19.

[3] Significant Risks and Uncertainties

Concentrations of Credit Risk - The Company places its cash with high credit quality institutions to limit its credit exposure.  At December 31, 2005, the Company did not have any amounts in a financial institution that is subject to normal credit risk beyond insured amounts.  The Company routinely assesses the credit worthiness of its customers before a sale takes place and as such believes its credit risk exposure is limited.  The Company performs ongoing credit evaluations of its customers but does not require collateral as a condition of service.

[4] Convertible Notes Payable - Related Party

At December 31, 2005, the Company had a $2,474,907 convertible note payable balance due HCI.  Terms of the revised loan agreement provides for an extension of the maturity date to repay all principal outstanding and related accrued interest by December 31, 2006.  The notes payable are secured by substantially all assets of the Company.  As of December 31, 2005, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing.  No interest has been accrued in 2004 and 2005 due to the business being dormant.

[5] Income Taxes

There is no provision for income taxes for each of the years ended December 31, 2005 and 2004 due to the Company’s business operations being dormant.

As of December 31, 2005, the Company had a gross deferred tax asset of approximately $6,700,000.  The deferred tax asset primarily consists of approximately $16,700,000 of federal net operating loss tax carryforwards expiring in years 2012 through 2022.  The gross deferred tax asset is offset by a valuation allowance of $6,700,000 at December 31, 2005.

[6] Stock Options

[A] On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors [the "Plan"].  The Plan expired December 31, 2006.  Employees, directors, consultants and advisors of the Company, or any of its subsidiary corporations, are eligible for participation in the Plan.  The Plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of Common Stock, $.001 par value.  The shares have been reserved for issuance in accordance with the terms of the Plan.  At the November 2002 stockholder meeting, the stockholders approved an amendment to the plan to increase the maximum number of shares of common stock issuable upon exercise of options granted under the plan to 10,000,000.  In December 2002, the Board of Directors authorized the issuance of 5,300,000 incentive stock options under the plan to five members of management.  In 2003, the five members of management terminated their employment and under the terms of the Plan the options expired.  There were no incentive stock options granted during each of the years ended December 31, 2005 and 2004.  As of December 31, 2005, no options were outstanding under the Plan.

[B] Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant.  There were no non-incentive stock options and warrants granted during each of the years ended December 31, 2005 and 2004.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[6] Stock Options (Continued)

The following is a summary of non-incentive stock options and warrants transactions for the two years ended December 31, 2005:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2003	1,607,334	2.25
Exercisable at December 31, 2003	1,607,334	2.25
Granted	--	--
Exercised	--	--
Canceled	(50,000)	2.25

Outstanding at December 31, 2004	1,557,334	2.25
Exercisable at December 31, 2004	1,557,334	2.25
Granted	--	--
Exercised	--	--
Canceled	(1,424,000)	2.25

Outstanding at December 31, 2005	133,334	0.03
Exercisable at December 31, 2005	133,334	0.03
Granted	--	--
Exercised	--	--
Canceled	--	--

As of December 31, 2005 had outstanding 133,334 non-incentive options with an exercise price of $0.03, which will expire June 30, 2006.

The Company uses the Black-Scholes option valuation model to estimate the fair value of options.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

[7] New Authoritative Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

[8] Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the consolidated financial statements, the Company has dormant business operations, a working capital deficiency and accumulated deficit at December 31, 2005.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Management is currently seeking to merge with a suitable strategic partner.  If the merger is successful, management of the Company estimates it will have sufficient cash flows to continue to operate on a going concern basis in the near future.  There can be no assurance that management's plans will be successful.  The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[9] Subsequent Event

In 2006, the Company’s major stockholder, HCI, executed a stock purchase agreement to sell 77,767,153 (79%) shares of common stock of the Company to a non-related third party buyer.  In August 2006, HCI cancelled the convertible note of $2,474,907 plus interest owed to it by the Company.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure.  Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, the Company’s Chief Executive Officer and acting Principal Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal year ended December 31, 2005.  Based upon this evaluation, the Chief Executive Officer and acting Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

DIRECTORS

The director of the Company and his position with the Company during the period covered by this report are set forth below.  All of the Company’s officers resigned in May 2003, when the Company became dormant.  The Company’s other directors resigned as of December 31, 2004.

Name	Age	Position
Marcel Golding	42	Director

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

MEETINGS AND COMMITTEES

The Board held no meetings during the year ended December 31, 2005.  From time to time during such year, the Board acted by written consent.  The Company has no standing compensation or audit committees.  The Board of Directors performs the typical functions of such committees.  The Committee recommends engagement of the Company’s independent accountants approves services performed by such accountants and reviews and evaluates the Company’s accounting system and its system of internal controls.

Item 10.

Executive Compensation.

The following table provides certain summary information concerning the compensation earned, by the Company's Chief Executive Officer and its Chairman for services rendered in all capacities to the Company and its subsidiary for each of the last three fiscal years.  No individuals received any cash or other compensation in the years ended December 31, 2005, 2004 or 2003.  The below-named officers resigned in May 2003.  Such individuals will be hereafter referred to as the Named Executive Officers.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)

Lawrence P. Tombari (1) President and Chief Financial Officer	2005 2004 2003	$ -- -- --	--
Gary A. Ramos (2) Former President and Chief Executive Officer	2005 2004 2003	$ -- -- --	--

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

During 2005 and 2004, the Company did not issue any stock options under the Plan.

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

No options were granted during 2005, 2004 or 2003.  All options granted to any named executive officers expired in 2003.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2005, information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group. (1)  As of March 31, 2005, 96,415,953 shares of the Common Stock of the Company were issued and outstanding.

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

(2)

Unless otherwise stated, the address for the beneficial owner is 3225 McLeod Drive, 1st Floor, Las Vegas, Nevada 89121.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

In prior years, the Company’s operating shortfalls were funded largely by its largest stockholder, HCI.  In 2005 and 2004, however, HCI did not provide any funds to the Company.  During 2003, HCI funded the Company $400,000 in the form of convertible notes. During 2002, HCI funded the Company $1,590,000 in the form of convertible notes.

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

31.2

Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Item 14.

Principal Accounting Fees and Services.

Moore Stephens, P.C. were our primary auditors for the fiscal years ended December 31, 2005 and 2004.

Audit Fees

For the Moore Stephens, P.C. audit of our annual financial statements and the review of Form 10-QSB, on our Quarterly Reports, Moore Stephens billed us a total of $15,000 and $15,000 for the fiscal years ended December 31, 2005 and 2004, respectively.

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

Date: July 31, 2007

ONLINE GAMING SYSTEMS, LTD.

By:	/s/ Richard Dunning
Richard Dunning
President

19