Form 10QSB
period 2006-03-31
ONLINE GAMING SYSTEMS LTD \
filed 2007-08-14
CIK 1003739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2006
or

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

reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At June 30, 2007 there were outstanding 96,190,941 shares of the Registrant's Common Stock, $.001 par value
———————
Transitional Small Business Disclosure Format (check one):		Yes	X	No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Consolidated Balance Sheet at March 31, 2006 (Unaudited)	2

Comparative Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (Unaudited)	3

Comparative Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

March 31, 2006
Assets:	(Unaudited)

Total Assets	$--
Liabilities and Stockholders’ Deficiency:

Current Liabilities:
Accrued Interest-Related Party	1,719,496
Convertible Notes Payable – Related Party	2,474,907

Total Current Liabilities	4,194,403

Commitments and Contingencies	--

Stockholders’ Deficiency
Convertible Preferred Stock-Par Value $.001 Per Share; Authorized 10,000,000 Shares, None Issued and Outstanding	--
Common Stock-Par value $.001 Per Share; Authorized 200,000,000 Shares, Issued and outstanding- 97,315,953 Shares	97,316
Additional Paid-in Capital	18,764,076
Treasury Stock,1,125,012 Common Shares-At Cost	(1,730,485)
Accumulated Deficit	(21,325,310)

Total Stockholders’ Deficiency	(4,194,403)

Total Liabilities and Stockholders’ Deficiency	$--

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended March 31,
	2006	2005

Revenue	$--	$--

Cost of Sales	--	--

Gross Profit	--	--

Operating Expenses:	--	--

Total Operating Expenses	--	--

Net Earnings	$--	$--

Basic and Diluted Earnings Per Share of Common Stock
	$--	$--

Weighted Average Shares of Common Stock Outstanding- Basic and Diluted
	96,190,941	96,190,941

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended March 31,
	2006	2005

Operating Activities:
Earnings from Operations	$--	$--

Net Cash – Operating Activities:	(--)	(--)

Investing Activities:

Net Cash - Investing Activities	(--)	(--)

Financing Activities:

Net Cash - Financing Activities	--	--

Change in Cash	--	--

Cash - Beginning of Period	--	--

Cash - End of Period	$--	$--

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$--	$--
Taxes	--	--

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMIING SYSTEMS, LTD.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006

Note 1 -

Basis of Preparation

The accompanying unaudited financial statements of Online Gaming Systems, Ltd (the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim period are not necessary indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 2

-

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the December 31, 2005 Form 10-KSB.

Note 3 -

Per Share Data

Basic earnings per share data is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share data reflects the amount of earnings for the period available to each share of common stock outstanding during the respective periods, such as common shares that could result from the potential exercise or conversion of securities into common stock. The diluted net income per share is based upon the common stock outstanding during the period and the effect of all dilutive potential common shares outstanding. The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on per share amounts

The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of the proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds should be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock exceeds the exercise price of the options or warrants.

Note 4 -

Convertible Notes Payable – Related Party

At March 31, 2006, the Company had a $2,474,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provides for an extension of the maturity date to repay all principal outstanding and related accrued interest by December 31, 2006. The notes payable are secured by substantially all assets of the Company. As of March 31, 2006, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing. No interest has been accrued during the three month period ended March 31, 2006 and 2005 due to the business being dormant.

ONLINE GAMIING SYSTEMS, LTD.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006

Note 5 -

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company has dormant business operations, a working capital deficiency and a accumulated deficit at March 31, 2006. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Management is currently seeking to merge with a suitable strategic partner. If the merger is successful, management of the Company estimates that it will have sufficient cash flows to continue to operate on a going concern basis in the near future. There can be no assurance that management’s plan will be successful. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 6-

Subsequent Event

In the second quarter of 2006, HCI executed a stock purchase agreement to sell 77,767,153 (79%) shares of common stock of the Company to a non-related third party buyer. In August 2006, HCI cancelled the convertible note of $2,474,907 plus interest owed to it by the Company.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Three Months Ended March 31, 2006 and 2005

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

Item 3.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Chief Executive Officer and acting Principal Financial Officer, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objective.

With the participation of management, the Company’s Chief Executive Officer and acting Principal Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and acting Principal Financial Officer concluded that the Company’s disclosures and procedures were effective at March 31, 2006.

Change In Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred during the three month period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

There were no legal proceedings filed or threatened involving the Company during the three-month period ended March 31, 2006.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.

Defaults upon Senior Securities.

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.

Other Information.

Not Applicable.

Item 6.

Exhibits.

31.1

Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2

Certification by acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2007	ONLINE GAMING SYSTEMS, LTD.

	By:	/s/ Richard Dunning
Richard Dunning
President

Exhibit Index

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification by acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.