Form 10QSB
period 2006-06-30
ONLINE GAMING SYSTEMS LTD \
filed 2007-09-14
CIK 1003739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2006
or

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

(800) 718-7463

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At June 30, 2007 there were outstanding 96,190,941 shares of the Registrant's Common Stock, $.001 par value
———————
Transitional Small Business Disclosure Format (check one):		Yes	X	No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Consolidated Balance Sheet at June 30, 2006 (Unaudited)	2

Consolidated Statements of Operations for the six and three months ended June 30, 2006 and 2005 (Unaudited)	3

Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

June 30, 2006
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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$--	$--	$--	$--

Cost of Sales	--	--	--	--

Gross Profit	--	--	--	--

Operating Expenses	--	--	--	--

Net Earnings	$--	$--	$--	$--

Basic and Diluted Earnings Per Share of Common Stock
	$--	$--	$--	$--

Weighted Average Shares of Common Stock Outstanding-Basic and Diluted
	96,190,941	96,190,941	96,190,941	96,190,941

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended June 30,
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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMIING SYSTEMS, LTD.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006

Note 1 -

Nature of Business and Basis of Presentation

Management is seeking to merge with a suitable strategic partner. If the merger is successful, management of the Company estimates that it will have sufficient cash flows to continue to operate on a going concern basis in the near future. There can be no assurance that management’s plan will be successful.

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

Note 2 -

Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the December 31, 2005 Form 10-KSB.

Note 3 -

Earnings Per Share

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

Note 4 -

Convertible Notes Payable - Related Party

At June 30, 2006, the Company had a $2,474,907 convertible note payable balance due Hosken Consolidated Investments ["HCI"]. HCI is a South African investment holding company involved in various technology industries. Terms of the revised loan agreement provides for an extension of the maturity date to repay all principal outstanding and related accrued interest by December 31, 2006. The notes payable are secured by substantially all assets of the Company. As of June 30, 2006, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing. No interest has been accrued during the six and three month periods ended June 30, 2006 and 2005 due to the business being dormant.

ONLINE GAMIING SYSTEMS, LTD.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006

Note 5 -

Subsequent Event

In the second quarter of 2006, HCI executed a stock purchase agreement to sell 77,767,153 (approximately 81%) shares of common stock of the Company to a non-related third party buyer. In August 2006, HCI cancelled the convertible note of $2,474,907 plus interest owed to it by the Company.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Three Months Ended June 30, 2006 and 2005

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

With the participation of management, the Company’s Chief Executive Officer and acting Principal Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and acting Principal Financial Officer concluded that the Company’s disclosures and procedures were effective at June 30, 2006.

Change In Internal Controls

(a) There were no significant changes in the Company's internal controls over financial reporting that occurred during the three month period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

There were no legal proceedings pending, filed or threatened involving the Company during the three-month period ended June 30, 2006.

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

31.2

Certification by acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2007	ONLINE GAMING SYSTEMS, LTD.

	By:	/s/ Richard Dunning
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