Form 10QSB
period 2006-09-30
ONLINE GAMING SYSTEMS LTD \
filed 2007-09-17
CIK 1003739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2006
or

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

reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At June 30, 2007 there were outstanding 96,190,941 shares of the Registrant's Common Stock, $.001 par value
———————
Transitional Small Business Disclosure Format (check one):		Yes	X	No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Consolidated Balance Sheet at September 30, 2006 (Unaudited)	2

Consolidated Statements of Operations for the nine and three months ended September 30, 2006 and 2005 (Unaudited)	3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

September 30, 2006
Assets:	(Unaudited)

Total Assets	$--
Liabilities and Stockholders’ Equity:

Total Liabilities	--

Commitments and Contingencies	--

Stockholders’ Equity
Convertible Preferred Stock-Par Value $.001 Per Share; Authorized 10,000,000 Shares, None Issued and Outstanding	--
Common Stock-Par value $.001 Per Share; Authorized 200,000,000 Shares, Issued and outstanding- 97,315,953 Shares	97,316
Additional Paid-in Capital	22,958,479
Treasury Stock, 1,125,012 Common Shares-At Cost	(1,730,485)
Accumulated Deficit	(21,325,310)

Total Stockholders’ Equity	--

Total Liabilities and Stockholders’ Equity	$--

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$--	$--	$--	$--

Cost of Sales	--	--	--	--

Gross Profit	--	--	--	--

Operating Expenses	--	--	--	--

Net Earnings	$--	$--	$--	$--

Basic and Diluted Earnings Per Share of Common Stock
	$--	$--	$--	$--

Weighted Average Shares of Common Stock Outstanding-Basic and Diluted
	96,190,941	96,190,941	96,190,941	96,190,941

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended September 30,
	2006	2005

Operating Activities:
Earnings from Operations	$--	$--

Net Cash – Operating Activities	(--)	(--)

Investing Activities

Net Cash - Investing Activities	(--)	(--)

Financing Activities:

Net Cash - Financing Activities	--	--

Change in Cash	--	--

Cash - Beginning of Period	--	--

Cash - End of Period	$--	$--

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$--	$--
Taxes	--	--

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMIING SYSTEMS, LTD.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 1 -

Nature of Business and Basis of Presentation

Management is seeking to merge with a suitable strategic partner. If a merger is successful, management of the Company estimates that it will have sufficient cash flows to continue to operate on a going concern basis in the near future. There can be no assurance that management’s plan will be successful.

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

Note 4 -

Change in Control and Release of Debt

In the second quarter of 2006, HCI executed a stock purchase agreement to sell 77,767,153 (approximately 81%) shares of the outstanding common stock of the Company at June 30, 2006 to a non-related third party buyer. In August 2006, the stock purchase agreement was consummated and HCI cancelled the outstanding convertible note of $2,474,907 plus interest owed to it by the Company.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Three Months Ended September 30, 2006 and 2005

The Company permanently ceased operations in May 2003, therefore no discussion and analysis of financial condition and results of operations would be relevant.

In August, 2006, Ahead Investments, LTD. (“Ahead”), the Company’s 81% stockholder sold its stock of the Company to Lanmac Associates (“Lanmac”), an unrelated party, thus changing the control of the Company to a new stockholder. As part of that transaction, Ahead released the Company from debt owed by the Company to Ahead in the amount of $2,474,907 plus interest.

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

With the participation of management, the Company’s Chief Executive Officer and acting Principal Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and acting Principal Financial Officer concluded that the Company’s disclosures and procedures were effective at September 30, 2006.

Change In Internal Controls

(a) There were no significant changes in the Company's internal controls over financial reporting that occurred during the three month period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

There were no legal proceedings pending, filed or threatened involving the Company during the three-month period ended September 30, 2006.

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

99.1

Release Agreement

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 6, 2007	ONLINE GAMING SYSTEMS, LTD.

	By:	/s/ Richard Dunning
Richard Dunning
President

Exhibit Index

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification by acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1	Release Agreement