Form 10KSB
period 2006-12-31
ONLINE GAMING SYSTEMS LTD \
filed 2007-10-15
CIK 1003739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

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

(973) 253-6131

(Small Business Issuer’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value
(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Small Business Issuer was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days.		Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Small Business Issuer’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.			X

Indicate by check mark whether the Small Business Issuer is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value at October 1, 2007of shares of the Small Business Issuer's Common Stock, $.001 par value per share (based upon the closing price of $0.16 per share of such stock on the “Pink sheets” on such date), held by non-affiliates of the Small Business Issuer was approximately $3,110,046.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 1, 2007, there were outstanding 336,190,941 shares of the Small Business Issuer's Common Stock, $.001 par value.

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

13

Item 8A.   Controls and Procedures.

13

Item 8B.   Other Information.

13

PART III

Item 9.      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance With Section 16(a) of the Exchange Act.

14

Item 10.    Executive Compensation.

15

Item 11.    Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

16

Item 12.    Certain Relationships and Related Transactions, and Director Independence.

16

Item 13.    Exhibits.

16

Item 14.    Principal Accounting Fees and Services.

17

SIGNATURES

18

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

In July 1996, we consummated a share exchange pursuant to an Exchange of Stock Agreement and Plan of Reorganization with Atlantic International Capital Ltd. (“AIC”), a Delaware corporation, and the former stockholders of AIC. As a result, the business of AIC became our business.

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

•

Performed a 1 for 3 reverse stock split.

In August 1999 we changed our name to Online Gaming Systems, Ltd. In September 2000, we relocated our corporate offices to Las Vegas, Nevada. In November 2002, we increased our authorized Common Stock from 100,000,000 to 200,000,000. Since May 2003, until December 31, 2006, we have been dormant and were seeking a business combination.

On October 23, 2006, the Company agreed to merge with WS Acquisition Corp. (“WS Acquisition”), in a transaction to be consummated in 2007. Mr. William Stehl, President and Chairman of the Board of the Company, is the sole stockholder and sole officer of WS Acquisition. Under the merger agreement, Mr. Stehl will receive 240,000,000 shares of Company common stock and 60,000,000 shares of Company preferred stock in exchange for all of the shares of WS Acquisition common stock.

The Company’s executive offices are located c/o Advanced Resources Group, Ltd., 5 Erie Street, Garfield, NJ 07026. The telephone number of the Company is (973) 253-6131.

Description of Business

The Company ceased business operations in May 2003 and was dormant during the period covered by this report. Before May, 2003, the Company produced internet gaming software used by internet gaming sites. Since May 2003, until December 31, 2006, we have been dormant and seeking a business combination.

Item 2.

Description of Property.

The Company does not own or lease any property since the Company ceased operations in May 2003.

Item 3.

Legal Proceedings.

The Company is not a party to any pending or threatened litigation, either as plaintiff or defendant.

Item 4.

Submission of Matters to a Vote of Security Holders.

On October 23, 2006, the holder of approximately 81% of the outstanding Common Stock appointed William A. Stehl and Richard Dunning as directors of the Company, to serve until their successors are elected and qualified. The Company did not submit any other matters to a vote of securityholders during the period covered by this report.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

During 2005 and 2006, the Company’s common stock traded on the “pink sheets” electronic trading system under the trading symbol “OGAM.” The following table sets forth the high and low closing prices for our common stock as reported on the “pink sheets” electronic trading system for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2005

Quarter	Date	High	Low
1st	March 31, 2005	$.018	$.0015
2nd	June 30, 2005	$.025	$.0102
3rd	September 30, 2005	$.015	$.007
4th	December 31, 2003	$.008	$.005

Fiscal Year Ending December 31, 2006

Quarter	Date	High	Low
1st	March 31, 2006	$.0021	$.0015
2nd	June 30, 2006	$.025	$.01
3rd	September 30, 2006	$.016	$.007
4th	December 31, 2006	$.019	$.005

During the period covered by this report, market maker quotations were posted on the “pink sheets” electronic trading system. All prices indicated are as reported to us by broker–dealer(s) making a market in our securities. The quotations indicated above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

As of December 31, 2006, there were approximately 750 Holders of Record of our Common Stock, including brokerage firms, clearinghouses, and/or depository firms holding our securities for their respective clients. We do not know the exact number of beneficial owners of our securities.

The Company has not paid any cash dividends on the Common Stock in the past and the Board of Directors does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future.

Item 6.

Managements’ Discussion and Analysis or Plan of Operation.

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES AND AVAILABILITY OF MANAGERIAL PERSONNEL AND THE ABILITY TO MERGE WITH A STRATEGIC PARTNER.

OVERVIEW

The Company became dormant in May 2003. Until May 2003, the Company developed and marketed Internet and private network transaction based products that it offered to licensed gaming operators in regulated jurisdictions. Since May 2003, until December 31, 2006, we have been dormant and are seeking a business combination.

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

AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Online Gaming Systems, Ltd. and Subsidiary

We have audited the accompanying consolidated balance sheet of Online Gaming Systems, Ltd. and its subsidiary (“the Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' (deficiency) equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online Gaming Systems, Ltd. and its subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey

September 18, 2007

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED BALANCE SHEET

December 31, 2006

Total Assets	$--

Stockholders’ Equity:

Commitments and Contingencies	--
Stockholders’ Equity:
Convertible Preferred Stock-Par Value $.001 Per Share; Authorized 10,000,000 Shares, None Issued and Outstanding	--
Common Stock-Par value $.001 Per Share; Authorized 200,000,000 Shares, Issued and outstanding- 97,315,953 Shares	97,316
Additional Paid-in Capital	22,958,479
Treasury Stock,1,125,012 Common Shares-At Cost	(1,730,485)
Accumulated Deficit	(21,325,310)
Total Stockholders’ Equity	$--

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,
	2006	2005

Revenues	$--	$--
Cost of Sales	--	--
Gross Profit	--	--
Operating Expenses	--	--

Net Earnings	$--	$--

Basic and Diluted Earnings Per Share of Common Stock	$--	$--

Weighted Average Shares of Common Stock Outstanding-Basic and Diluted	96,190,941	96,190,941

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholder’s (Deficiency) Equity
	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Balance December 31, 2004	--	$--	97,315,953	$97,316	$18,764,076	(1,125,012)	$(1,730,485)	$(21,325,310)	$(4,194,403)

Net Earnings								--	--

Balance December 31, 2005	--	--	97,315,953	97,316	18,764,076	(1,125,012)	(1,730,485)	(21,325,310)	(4,194,403)

Third Quarter 2006 - Cancellation by principal stockholder of outstanding principal convertible note balance and accrued interest.					4,194,403				4,194,403

Net Earnings								--	--

Balance December 31, 2006	--	$--	97,315,953	$97,316	$22,958,479	(1,125,012)	$(1,730,485)	$(21,325,310)	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
	2006	2005
Operating Activities:
Earnings from Operations	$--	$--

Net Cash – Operating Activities	--	--

Investing Activities:

Net Cash - Investing Activities	--	--

Financing Activities:

Net Cash – Financing Activities	--	--

Change in Cash	--	--

Cash – Beginning of Year	--	--

Cash – End of Year	$--	$--

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$--	$--
Taxes	--	--

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ONLINE GAMING SYSTEMS, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Organization

Nature of Business – Online Gaming Systems, Ltd. [the "Company"] is located in Garfield, New Jersey. At December 31, 2006, the Company was dormant and had ceased operations in May, 2003. Before May 2003, the Company primarily developed and marketed interactive gaming products and services through the Internet. The Company established Online Gaming Systems Australia Pty., as a wholly owned subsidiary, to offer sports book sales in Australia and the Pacific Island region. On December 31, 2005, the Company was majority owned by Hosken Consolidated Investments and Subsidiaries ["HCI"], a South African Company. HCI is an investment holding company involved in various technology industries. In the second quarter of 2006, HCI executed a stock purchase agreement to sell 77,767,153 (approximately 81%) shares of the outstanding common stock of the Company to a non-related third party buyer. In August 2006, the stock purchase agreement was consummated and HCI cancelled the outstanding convertible note of $2,474,907 plus interest owed to it by the Company.

On October 23, 2006, the Company agreed to merge with WS Acquisition Corp. (“WS Acquisition”), in a transaction to be consummated in 2007. Mr. William Stehl, President and Chairman of the Board of the Company, is the sole stockholder and sole officer of WS Acquisition. Under the merger agreement, Mr. Stehl will receive 240,000,000 shares of Company common stock and 60,000,000 shares of Company preferred stock in exchange for all of the shares of WS Acquisition common stock. (see Note 8).

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

Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. .

Property and Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the improvements.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported within the consolidated statements of operations.

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

Earnings Per Share - Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts, [i.e. increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds should be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. At December 31, 2006 and 2005 all outstanding options were anti-dilutive for earning per share calculations (see Note 6).

The Company adopted Statement of Financial Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS123(R)”) effective January 1, 2006. Provisions of FAS123(R) require companies to recognize the fair value of stock option grants as a compensation cost in their financial statements. In addition to stock options granted after the effective date, companies are required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options with the cost related to unvested options to be recognized over the vesting period of the options.

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

[4] Convertible Notes Payable - Related Party

At December 31, 2005 the Company had a $2,474,907 convertible note payable balance due HCI. Terms of the revised loan agreement provides for an extension of the maturity to repay all principal outstanding and related accrued interest by December 31, 2006. The notes payable are secured by substantially all assets of the Company. As of December 31, 2005, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing. No interest has been accrued in 2006 and 2005 due to the business being dormant.

In the second quarter of 2006, HCI executed a stock purchase agreement to sell 77,767,153 (approximately 81%) shares of the outstanding common stock of the Company at June 30, 2006 to a non-related third party buyer. In August 2006, the stock purchase agreement was consummated and HCI cancelled the outstanding convertible note of $2,474,907 plus interest owed to it by the Company.

[5] Income Taxes

There is no provision for income taxes for each of the years ended December 31, 2006 and 2005 due to the Company’s business operations being dormant.

As of December 31, 2006, the Company had a gross deferred tax asset of approximately $6,700,000. The deferred tax asset primarily consists of approximately $16,700,000 of federal net operating loss tax carryforwards expiring in years 2012 through 2022. The gross deferred tax asset is offset by a valuation allowance of $6,700,000 at December 31, 2006. The Company’s ability to utilize its NOL carryforwards may be subject to certain limitations in the future periods, including Section 382 of the Internal Revenue Code of 1986, as amended.

[6] Stock Options

[A] On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors [the "Plan"]. The Plan expired December 31, 2006. Employees, directors, consultants and advisors of the Company, or any of its subsidiary corporations, are eligible for participation in the Plan. The Plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of Common Stock, $.001 par value. The shares have been reserved for issuance in accordance with the terms of the Plan. At the November 2002 stockholder meeting, the stockholders approved an amendment to the plan to increase the maximum number of shares of common stock issuable upon exercise of options granted under the plan to 10,000,000. In December 2002, the Board of Directors authorized the issuance of 5,300,000 incentive stock options under the plan to five members of management. In 2003, the five members of management terminated their employment and under the terms of the Plan the options expired The Company did not grant any incentive stock options during each of the years ended December 31, 2006 and 2005. As of December 31, 2006, there were no outstanding options under the Plan.

[B] Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant. There were no non-incentive stock options and warrants granted during each of the years ended December 31, 2006 and 2005. The following is a summary of non-incentive stock options and warrants transactions for the two years ended December 31, 2006:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2004	1,557,334	$ 2.25
Granted	--	--
Exercised	--	--
Canceled	1,424,000	2.25

Outstanding at December 31, 2005	133,334	2.25
Exercisable at December 31, 2005	133,334	2.25
Granted	--	--
Exercised	--	--
Canceled	133,334	2.25

Outstanding at December 31, 2006	--
Exercisable at December 31, 2006	--

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

[8] Subsequent Event

In January 2007, the Company changed its name to “Advanced Resources Group, Ltd.” and consummated the transaction with WS Acquisition described in Note 1, above, to exchange 240,000,000 shares of Company common stock and 60,000,000 shares of Company preferred stock for all of the common stock of WS Acquisition.

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

With the participation of management, the Company’s Chief Executive Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal year ended December 31, 2006. Based upon this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

DIRECTORS

The directors of the Company and their positions with the Company during the period covered by this report are set forth below. All of the Company’s former officers resigned in May 2003, when the Company became dormant. The Company’s former director resigned March 30, 2006, and the majority stockholder of the Company elected William A. Stehl and Richard Dunning as directors on October 23, 2006.

Name	Age	Position
William A. Stehl	62	President, Chief Executive Officer and Director
Richard Dunning	52	Executive Vice President, Chief Operating Officer and Director

William A. Stehl was appointed a Director of the Company on October 23, 2006 by majority written consent of stockholders. Since 2002, Mr. Stehl has been engaged as an independent consultant and researcher specializing in the application of new technology in the mineral industry, with a special emphasis on the reduction of environmental impact relating to mining and metal recovery operations. In addition, he began the exploration of new methods in alternative energy production and enhanced metal recovery as well as improved wastewater treatment. His work has taken him to virtually every area of the world and has given him a global familiarity with the problems associated with the development of natural resources and potential solutions for those problems. Mr. Stehl attended Pratt Institute School of Engineering, The New School and Harpur College, in engineering subjects.

Richard Dunning was appointed a Director of the Company on October 23, 2006 by majority written consent of stockholders. Since 1996, Mr. Dunning has been an officer and director of 21st century Funding and since 2002, Mr. Dunning has been a director of International Surfacing, Inc. Mr. Dunning attended Denver University and the University of Colorado, receiving a BA in Psychology and Political Science in 1985. Mr. Dunning also attended the University of Colorado Law School.

MEETINGS AND COMMITTEES

The Board held no meetings during the year ended December 31, 2006. From time to time during such year, the Board acted by written consent. The Company has no standing compensation or audit committees. The Board of Directors performs the typical functions of such committees. The Committee recommends engagement of the Company’s independent accountants approves services performed by such accountants and reviews and evaluates the Company’s accounting system and its system of internal controls.

Item 10.

Executive Compensation.

The following table provides certain summary information concerning the compensation earned, by the Company's Chief Executive Officer and its Chairman for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. No individuals received any cash or other compensation in the years ended December 31, 2006, 2005 or 2004. Such individuals will be hereafter referred to as the Named Executive Officers.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS
William A. Stehl (1) President and Chief Executive Officer	2006	$ --
Richard Dunning (1) Executive Vice President, Chief Operating Officer	2006	$ --
Lawrence P. Tombari (2) Former President and Chief Financial Officer	2005 2004	$ -- --	--
Gary A. Ramos (3) Former President and Chief Executive Officer	2005 2004	$ -- $ --	--

(1) Appointed October 23, 2006

(2) Resigned May 2003

(3) Resigned March 2002

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

During 2006 and 2005, the Company did not issue any stock options under the Plan.

During 2002 the Board of Directors and shareholders approved amendments to the Plan that, among other things, increased the number of shares available under the Plan to 10,000,000.

No options were granted during 2005, 2004 or 2003. All options granted to any named executive officers expired in 2003

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

Long-Term Incentive and Pension Plans

The Company does not have any long-term incentive or pension plans.

Other

No director or executive officer is involved in any material legal proceeding in which he is a party adverse to the Company or has a material interest adverse to the Company.

Employment Agreements

None

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2006, information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group.(1) As of October 1, 2007, 336,190,941 shares of the Common Stock of the Company were issued and outstanding.

Name and Address of Beneficial Owner (2)	Amount of Beneficial Ownership	Percent of Class
LanMac Associates	78,698,120	81.6%
William A. Stehl	0	0%
Richard Dunning	0	0%
All Officers and Directors as a Group	0	0%
(2 Persons)

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 30 days.

(2)

Unless otherwise stated, the address for the beneficial owner is 5 Erie Street, Garfield, NJ 07026.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

In prior years, the Company’s operating shortfalls were funded largely by its largest stockholder, HCI. In 2006 and 2005, however, HCI did not provide any funds to the Company. During 2003, HCI funded the Company $400,000 in the form of convertible notes. During 2002, HCI funded the Company $1,590,000 in the form of convertible notes.

All of the notes issued to HCI were cancelled in August 2006.

Item 13.

Exhibits.

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

31.2

Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Item 14.

Principal Accounting Fees and Services.

Moore Stephens, P.C. were our primary auditors for the fiscal years ended December 31, 2006 and 2005.

Audit Fees

For Moore Stephens’ audit of our annual financial statements, review of Form 10-KSB, and for their review of our Quarterly Reports on Form 10-QSB, Moore Stephens billed us a total of $17,000 and $15,000 for the fiscal years ended December 31, 2006 and 2005, respectively.

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

Date: October 15, 2007

ONLINE GAMING SYSTEMS, LTD.

By:	/s/ Richard Dunning
Richard Dunning
President

18