Form 10-Q
period 2007-03-31
Advanced Resources Group, Ltd.
filed 2008-09-22
CIK 1003739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   Form 10-Q
                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended - March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from       to
                                     -----    -----

                         Commission file number 0-27256


                          Advanced Resources Group, LTD.
                         f/k/a Online Gaming Systems, LTD.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Delaware                                           13-3858917
---------------------------------                      ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization                          Identification Number)

                       5 Erie Street, Garfield, NJ  07026
             ------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (973) 253-6131



Indicate by check mark whether the Registrant (1) has filed all reports Required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [x] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of June 30, 2007, the Registrant has outstanding 97,315,953 shares of Common Stock $.001 par value.

Traditional Small Business Disclosure Format YES [ ] NO [x]

                                   INDEX
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet at March 31, 2007 and December 31,
          2006 (unaudited)                                                  3

          Consolidated Statements of Operations for the
          three months ended March 31, 2007 and 2006 (unaudited)            4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 2007 and 2006 (unaudited)            5

          Notes to Consolidated Financial Statements (unaudited)            6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      9

ITEM 3.   CONTROLS AND PROCEDURES                                           9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                10

ITEM 2.   Changes in Securities                                            10

ITEM 3.   Defaults upon Senior Securities                                  10

ITEM 4.   Submission of Matter to a Vote of Security Holders               10

ITEM 5.   Other Information                                                10

ITEM 6.   EXHIBITS                                                         10

SIGNATURES                                                                 10

                                       Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                           ADVANCED RESOURCES GROUP, LTD.
                                        (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                                           CONSOLIDATED BALANCE SHEET
                                    as of March 31, 2007 and December 31. 2006
                                                     (Unaudited)


                                                                          March 31,         December 31,
                                                                            2007               2006
                                                                        -----------         -----------

     ASSETS                                                             $         0         $         0
                                                                        -----------         -----------
     Total Assets                                                       $         0         $         0
                                                                        ===========         ===========

     LIABILITIES AND STOCKHOLDERS'EQUITY

     Total Liabilities                                                  $         0         $         0

STOCKHOLDERS' EQUITY
Convertible Preferred stock - $0.001 par value, 10,000,000 shares
     authorized:  No shares issued and outstanding                           -                   -
Common stock - $0.001 par value, 200,000,000 shares
     authorized:  97,315,953 shares issued and outstanding                   97,316              97,316
Additional paid in capital                                                1,633,169          22,958,479
Treasury Stock 1,125,012 Common Shares - At Cost                         (1,730,485)         (1,730,485)
Accumulated Deficit                                                               -         (21,325,310)
                                                                        -----------         -----------
     Total Stockholders' Equity                                         $         0         $         0
                                                                        -----------         -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $         0         $         0
                                                                        ===========         ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Three

                                ADVANCED RESOURCES GROUP, LTD.
                            (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the three months ended as of March 31, 2007 and 2006
                                       (Unaudited)


                                               For the three months ended
                                                        March 31,
                                             --------------------------------
                                                 2007                  2006
                                             -----------          -----------
Revenues                                     $         0          $         0

Cost of Sales                                          0                    0
                                             -----------          -----------

Gross Profit                                 $         0          $         0

Operating Expenses                                     0                    0
                                             -----------          -----------
Net Income                                   $         0          $         0
                                             ===========          ===========

Earnings per Share of Common Stock
     Basic and Diluted                       $         0          $         0

Weighted average shares outstanding
     Basic and Diluted                        97,315,953           96,190,941

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Four

                                ADVANCED RESOURCES GROUP, LTD.
                            (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the three months ended as of March 31, 2007 and 2006
                                      (Unaudited)


                                                        For the three months ended
                                                                 March 31,
                                                        -------------------------------
                                                            2007                2006
                                                        -----------        ------------
OPERATING ACTIVITIES:
     Earnings from Operations                           $         0        $          0
                                                        -----------        ------------
     Net Cash - Operating Activities                              0                   0

INVESTING ACTIVITIES:
     Net Cash - Investing Activities                              0                   0

FINANCING ACTIVITIES:
     Net Cash - Financing Activities                              0                   0
                                                        -----------        ------------

Change in Cash                                                    0                   0

Cash - Beginning Of Period                                        0                   0
                                                        -----------        ------------
Cash - End Of Period                                    $         0        $          0
                                                        ===========        ============
Supplemental Disclosure of Cash Flow
     Information:
     Cash Paid During the Period For:
     Interest                                           $         0        $          0
     Taxes                                              $         0        $          0

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          Page Five

                        ADVANCED RESOURCES GROUP, LTD.
                      (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)

(1) Organization

Nature of Business - On October 23, 2006, the Company agreed to merge with
WS Acquisition Corp., in a transaction to be consummated in 2007. Mr. William Stehl, President and Chairman of the Board of the Company, is sole shareholder and sole officer of WS Acquisition Corp. Under the merger agreement, Mr. Stehl will receive 240,000,000 shares of the Company common stock and 60,000,000 shares of the Company preferred stock in exchange for all the shares of WS Acquisition Corp common stock. The shares have not been issued as of December 31, 2007. In January 2007 the Company changed its name to Advanced Resources Group, Inc. The Company is located in Garfield, New Jersey. At March 31, 2007 and at December 31, 2006, the
Company was dormant and had ceased operations in May 2003. Before May 2003, the Company primarily developed and marketed interactive gaming products and services through the Internet. The Company established Online Gaming
Systems Australia Pty., as a wholly owned subsidiary, to offer sports book sales in Australia and the Pacific Island region. On December 31, 2005, the Company was majority owned by Hosken Consolidated Investors and Subsidiaries, a South African Company. Hosken Consolidated Investors is an investment holding company involved in various technology industries. In the second quarter of 2006, Hosken Consolidated Investors executed a stock purchase agreement to sell 77,767,153 (approximately 81%) shares of the outstanding common stock of the Company to a non-related third party buyer.
In August 2006, the stock purchase agreement was consummated and Hosken Consolidated Investors cancelled the outstanding convertible note of $2,474,907 plus interest owed to it by the Company.


(2) Summary of Significant Accounting Policies

Principles of Consolidation - These financial statements include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash.

Property and Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the improvements.

Routine maintenance and repair costs are charges to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the related cost and accumulated depreciation are eliminated from the respective accounts and resulting gain or loss is reported within the financial statements.

Revenue Recognition - Revenue is recognized once four criteria are met
(1) the Company must have persuasive evidence that an arrangement exists,
(2) services have been performed and accepted by the customer, (3) the selling price must be fixed and determinable and (4) collectability must be reasonably assured.
                                          Page Six

                        ADVANCED RESOURCES GROUP, LTD.
                      (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)

(2) Summary of Significant Accounting Policies (continued)

Income Taxes - The Company provides deferred taxes on the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to be reversed. The Company evaluates the recoverability of the deferred tax assets and established a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share - Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares issued and outstanding during the period.

Going Concern - These financial statements have been prepared on a going concern basis. The Company has not generated significant revenues or profits to date. This factor among others raises considerable doubt the Company will be able to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management's plans to relieve these problems by continuing to raise working capital either through stock sales or loans.

Significant Risks and Uncertainties - The Company places its cash with high credit quality institutions to limit its credit exposure. The Company routinely assesses the credit worthiness of its customers before a sale takes place and as such believes its credit risk exposure is limited. The Company performs ongoing credit evaluations of its customers but does not require collateral as a condition of service.

(3) Convertible Notes Payable - Related Party

At December 31, 2005, the Company had a $2,474,907 convertible note payable balance due to Hosken Consolidated Investments. Terms of the revised loan agreement provides for an extension of the maturity to repay all principal outstanding and related accrued interest by December 31, 2006. The notes payable are secured by substantially all assets of the Company. As of December 31, 2005 the Company had accrued $1,719,496 in interest related to the convertible debt borrowing. No interest has been accrued in 2006 due to the business being dormant.

In the second quarter of 2006, Hosken Consolidated Investments executed a stock purchase agreement to sell 77,767,153 (approximately 81%) shares of the outstanding common stock of the Company at June 30, 2006 to a non-related third party buyer. In August 2006, the stock purchase agreement was consumed and Hosken Consolidated Investments canceled the outstanding convertible note of $2,474,907 plus interest owed to it by the Company.


(4) Income Taxes

There is no provision for income taxes for the year and period ending December 31, 2006 and March 31, 2007 respectively, due to the Company's business operations being dormant.

As of December 31, 2006 and March 31, 2007, the Company had a gross deferred tax asset of approximately $6,700,000. The deferred tax asset primarily consists of approximately $16,700,000 of federal net operating loss tax carry-forwards expiring in years 2012 through 2022. The gross deferred tax asset is offset by a valuation allowance of $6,700,000 at December 31, 2006 and March 31, 2007 respectively. The Company's ability to utilize its carry-forward may be subject to certain limitations in future periods, including Section 382 of the Internal Revenue Code of 1986, as amended.

                                 Page Seven

                        ADVANCED RESOURCES GROUP, LTD.
                      (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)
(5) Equity

On October 23, 2006, the Company agreed to merge with WS Acquisition Corp., in a transaction to be consummated in 2007. Mr. William Stehl, President and Chairman of the Board of the Company, is sole shareholder and sole officer of WS Acquisition Corp. Under the merger agreement, Mr. Stehl will receive 240,000,000 shares of the Company common stock and 60,000,000 shares of the Company preferred stock in exchange for all the shares of WS Acquisition Corp common stock. The shares have not been issued as of December 31, 2007.
In addition, the Company does not have the authorized share to complete the agreement. If the shares had been authorized and issued at March 31, 2007 the number of preferred shares outstanding would have been 60,000,000 and the number of common shares outstanding would have been 337,315,953.

(6) Stock Options

On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors. This plan expired December 31, 2006. Employees, directors, consultants and advisors of the Company are eligible for participation in the plan. The plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of common stock, $.001 par value. The shares have been reserved for issue in accordance with the terms of the plan. At November 2002 stockholder meeting, the stockholders approved an amendment to the plan to increase the maximum number of shares of common stock issuable upon exercise of options granted under the plan to 10,000,000. In December 2002, the Board of Directors authorized the issuance of incentive stock options under this plan to five members of management. In 2003, the five members of management terminated their employment and under the terms of the plan the options expired. The Company did not grant any incentive stock options during year or period ended December 31, 2006 and March 31, 2007 respectively. As of December 31, 2006 and March31, 2007 there were no outstanding options under the plan.

Non-incentive stock options and warrants may be granted to employees or non-employees at fair value or at the price less than fair market value of the common stock at the date of the grant. There were no non-incentive options and warrants granted during the periods ended December 31, 2006 and March 31, 2007.

The following is a summary of the non-incentive options and warrants transactions for the periods;

                                         Shares             Exercise Price

Outstanding at December 31, 2005         133,334                $2.25

Exercisable at December 31, 2005         133,334                $2.25


Granted                                        0
Exercised                                      0
Canceled                                 133,334

Outstanding at December 31, 2006               0
Exercisable at December 31, 2006               0

The Company uses the Black-Scholes option valuation model to estimate the fair of options. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

(7) Subesquent Event

The Company's board of directors consummated the WSA acquisition on October 21, 2007 when a valuation of the acquired stockpile was concluded.
The acquisition was recorded at the FMV of the stock price on October 21, 2007 of $.17 or $51,000,000.

                             Page Eight

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

The Company permanently ceased operations in May 2003, therefore no discussion and analysis of financial condition or results of operations would be relevant.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and such information is accumulated and communicated to management, including the Chief Executive Officer and acting Principal Financial Officer, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objective.

With the participation of management, the Company's Chief Executive Officer and acting Principal Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and acting Principal Financial Officer concluded that the Company's disclosures and procedures were effective at March 31, 2006.

Change In Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred during the three month period ended
March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                            Page Nine

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          There were no legal proceedings filed or threatened involving the Company during the three month period ended March 31, 2006.

ITEM 2.   CHANGES IN SECURITIES.
          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable

ITEM 5.   OTHER INFORMATION
          Not Applicable

ITEM 6.  EXHIBITS

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

Advanced Resources Group, Ltd.

Date: September 17, 2008

By:     /s/ Richard Dunning
    ----------------------------------
            Richard Dunning
              President