Form 10QSB
period 2007-06-30
Advanced Resources Group, Ltd.
filed 2008-09-29
CIK 1003739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   Form 10-QSB
                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended - June 30, 2007

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

                                      INDEX
                                                                        Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet at June 30, 2007 and December 31,
          2006 (unaudited)                                                  3

          Consolidated Statements of Operations for the
          three months ended June 30, 2007 and 2006 (unaudited)             4

          Consolidated Statements of Cash Flows for the
          three months ended June 30, 2007 and 2006 (unaudited)             5

          Notes to Consolidated Financial Statements (unaudited)            6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      9

ITEM 3.   CONTROLS AND PROCEDURES                                           9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                10

ITEM 2.   Changes in Securities                                            10

ITEM 3.   Defaults upon Senior Securities                                  10

ITEM 4.   Submission of Matter to a Vote of Security Holders               10

ITEM 5.   Other Information                                                10

ITEM 6.   EXHIBITS                                                         10

SIGNATURES                                                                 10

                                    Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                           ADVANCED RESOURCES GROUP, LTD.
                                        (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                                           CONSOLIDATED BALANCE SHEET
                                    as of June 30, 2007 and December 31. 2006
                                                     (Unaudited)


                                                                          June 30,          December 31,
                                                                            2007               2006

     ASSETS
     Current Assets
     Cash                                                               $        51         $         0
                                                                        -----------         -----------
          Total Current Assets                                          $        51         $         0

          Total Assets                                                  $        51         $         0
                                                                        ===========         ===========

     LIABILITIES AND STOCKHOLDERS'EQUITY
     Current Liabilities
     Shareholder Loans                                                  $     2,001         $         0
                                                                        -----------         -----------
          Total Current Liabilities                                     $     2,001         $         0

          Total Liabilities                                             $     2,001         $         0
                                                                        ===========         ===========
STOCKHOLDERS' EQUITY
Convertible Preferred stock - $0.001 par value, 10,000,000 shares
     authorized:  No shares issued and outstanding                           -                   -
Common stock - $0.001 par value, 200,000,000 shares
     authorized:  97,315,953 shares issued and outstanding                   97,316              97,316
Additional paid in capital                                                1,633,169          22,958,479
Treasury Stock 1,125,012 Common Shares - At Cost                         (1,730,485)         (1,730,485)
Accumulated Deficit                                                          (1,950)        (21,325,310)
                                                                        -----------         -----------
     Total Stockholders' Equity                                         $    (1,950)        $         0
                                                                        -----------         -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $        51         $         0
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


                                               For the three months ended
                                                        June 30,
                                                 2007                  2006
                                             -----------          -----------
Revenues                                     $         0          $         0

Cost of Sales                                          0                    0
                                             -----------          -----------

Gross Profit                                 $         0          $         0

Operating Expenses                                 1,950                    0
                                             -----------          -----------
Net Income                                   $    (1,950)         $         0
                                             ===========          ===========

Earnings per Share of Common Stock
     Basic and Diluted                       $         0          $         0

Weighted average shares outstanding
     Basic and Diluted                        97,315,953           96,190,941

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


                                                        For the three months ended
                                                                 June 30,
                                                            2007                2006
                                                        -----------        ------------
OPERATING ACTIVITIES:
     Earnings from Operations                           $    (1,950)       $          0
                                                        -----------        ------------
     Net Cash - Operating Activities                         (1,950)                  0

INVESTING ACTIVITIES:
     Net Cash - Investing Activities                              0                   0

FINANCING ACTIVITIES:
     Shareholder Loans                                        2,001                   0
                                                        -----------        ------------
     Net Cash - Financing Activities                          2,001                   0


Change in Cash                                                   51                   0

Cash - Beginning Of Period                                        0                   0
                                                        -----------        ------------
Cash - End Of Period                                    $        51        $          0
                                                        ===========        ============
Supplemental Disclosure of Cash Flow
     Information:
     Cash Paid During the Period For:
     Interest                                           $         0        $          0
     Taxes                                              $         0        $          0

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    Page Five

                         ADVANCED RESOURCES GROUP, LTD.
                      (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)

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

                                    Page Six

                         ADVANCED RESOURCES GROUP, LTD.
                      (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)

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

In the second quarter of 2006, Hosken Consolidated Investments executed a stock purchase agreement to sell 77,767,153 (approximately 81%) shares of the outstanding common stock of the Company at June 30, 2006 to a non- related third party buyer. In August 2006, the stock purchase agreement was consumed and Hosken Consolidated Investments canceled the outstanding convertible note of $2,474,907 plus interest owed to it by the Company.


(4) Income Taxes

There is no provision for income taxes for the year and period ending December 31, 2006 and June 30, 2007 respectively, due to the Company's business operations being dormant.

As of December 31, 2006 and June 30, 2007, the Company had a gross deferred tax asset of approximately $6,700,000. The deferred tax asset primarily consists of approximately $16,700,000 of federal net operating loss tax carry-forwards expiring in years 2012 through 2022. The gross deferred tax asset is offset by a valuation allowance of $6,700,000 at December 31, 2006 and June 30, 2007 respectively. The Company's ability to utilize its carry-forward may be subject to certain limitations in future periods, including Section 382 of the Internal Revenue Code of 1986, as amended.

                                   Page Seven

                         ADVANCED RESOURCES GROUP, LTD.
                      (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)
(5) Equity

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

(6) Stock Options

On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors. This plan expired December 31, 2006. Employees, directors, consultants and advisors of the Company are eligible for participation in the plan. The plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of common stock, $.001 par value. The shares have been reserved for issue in accordance with the terms of the plan. At November 2002 stockholder meeting, the stockholders approved an amendment to the plan to increase the maximum number of shares of common stock issuable upon exercise of options granted under the plan to 10,000,000. In December 2002, the Board of Directors authorized the issuance of incentive stock options under this plan to five members of management. In 2003, the five members of management terminated their employment and under the terms of the plan the options expired. The Company did not grant any incentive stock options during year or period ended December 31, 2006 and March 31, 2007 respectively. As of December 31, 2006 and June 30, 2007 there were no outstanding options under the plan.

Non-incentive stock options and warrants may be granted to employees or non-employees at fair value or at the price less than fair market value of the common stock at the date of the grant. There were no non-incentive options and warrants granted during the periods ended December 31, 2006 and June 30, 2007.

The following is a summary of the non-incentive options and warrants transactions for the periods;

                                         Shares             Exercise Price
                                         ------             --------------

Outstanding at December 31, 2005         133,334                $2.25

Exercisable at December 31, 2005         133,334                $2.25


Granted                                       0
Exercised                                     0
Canceled                                133,334

Outstanding at December 31, 2006              0
Exercisable at December 31, 2006              0

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

                                   Page Eight

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

The Company's prior operations were permanently ceased May 2003. Accordingly, no discussion and analysis of financial condition and results of operations is required.

In August, 2006, Ahead Investments, LTD. ("Ahead"), the Company's 81% stockholder sold its stock of the Company to Lanmac Associates ("Lanmac"), an unrelated party, thus changing the control of the Company to a new stockholder. As part of that transaction, Ahead released the Company from debt owed by the Company to Ahead in the amount of $2,474,907 plus interest.


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

With the participation of management, the Company's Chief Executive Officer and acting Principal Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and acting Principal Financial Officer concluded that the Company's disclosures and procedures were effective at June 30, 2007.

Change In Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred during the three month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    Page Nine

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          There were no legal proceedings pending, filed or threatened involving the Company during the three month period ended June 30, 2007.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable

ITEM 5.   OTHER INFORMATION
          Not Applicable

ITEM 6.  EXHIBITS

         31.1  Certification by Chief Executive Officer pursuant to
               Section 302 of Sarbanes-Oxley Act of 2002.
         31.2  Certification of acting Chief Financial Officer pursuant to
               Section 906 of Sarbanes-Oxley Act of 2002.
         32.1 Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Resources Group, Ltd.

Date: September 17, 2008

By:     /s/ Richard Dunning
    ----------------------------------
            Richard Dunning
              President


                                    Page Ten