Form 10QSB
period 2007-09-30
Advanced Resources Group, Ltd.
filed 2008-10-14
CIK 1003739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   Form 10-QSB
                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended - September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30,2007, the Registrant has outstanding 97,315,953 shares of Common Stock $.001 par value.

Traditional Small Business Disclosure Format YES [ ] NO [x]

                                      INDEX
                                                                        Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet at September 30, 2007 and December 31,
          2006 (unaudited)                                                    3

          Consolidated Statements of Operations for the
          three months ended September 30, 2007 and 2006 (unaudited)          4

          Consolidated Statements of Cash Flows for the
          three months ended September 30, 2007 and 2006 (unaudited)          5

          Notes to Consolidated Financial Statements (unaudited)              6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                        9

ITEM 3.   CONTROLS AND PROCEDURES                                             9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                  10

ITEM 2.   Changes in Securities                                              10

ITEM 3.   Defaults upon Senior Securities                                    10

ITEM 4.   Submission of Matter to a Vote of Security Holders                 10

ITEM 5.   Other Information                                                  10

ITEM 6.   EXHIBITS                                                           10

SIGNATURES                                                                   10

                                       Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS




Advanced Resources Group, LTD
fka Online Gaming Systems, LTD
Balance Sheets
September 30, 2007 and December 31, 2006

                                                             September 30,     December 31,
                                                                 2007               2006
                                                             ------------      ------------
                                Assets
Current Assets

  Cash                                                       $        128      $       --

  Advances receivable                                              23,800              --
                                                             ------------      ------------

           Total Current Assets                                    23,928              --


Total Assets                                                 $     23,928      $       --
                                                             ============      ============

                 Liabilities and Stockholders' Equity
Current Liabilities

  Shareholder loans                                          $     78,821      $       --
                                                             ------------      ------------

           Total Current Liabilities                               78,821              --


Total Liabilities                                                    --                --

Stockholders' Equity
Convertible Preferred Stock - Par Value $.001 Per Share;
  Authorized 10,000,000 shares, none issued                          --                --
Common Stock - Par Value $.001 Per Share;
  Authorized 200,000,000 Shares, Issued and

  Outstanding 97,315,953 Shares                                    97,316            97,316

Additional Paid in Capital                                      1,633,169        22,958,479

Treasury Stock, 1,125,012 Common Shares - At Cost              (1,730,485)       (1,730,485)

Accumulated Deficit                                               (54,893)      (21,325,310)
                                                             ------------      ------------

                                                                  (54,893)             --

Total Liabilities and Stockholders' Equity                   $     23,928      $       --
                                                             ============      ============

     The accompanying Notes are an integral part of these financial statements

                                       Page Three

Advanced Resources Group, LTD
fka Online Gaming Systems, LTD
Statements of Operations
For the Periods Ending September 30, 2007 and September 30, 2006

                                                         September 30,      September 30,
                                                              2007             2006
                                                         ------------      ------------

Revenues                                                 $       --        $       --


Cost of Sales                                                    --                --
                                                         ------------      ------------


Gross Profit                                                     --                --


Operating Expenses                                             52,943              --
                                                         ------------      ------------


Net Income                                               $    (52,943)     $       --
                                                         ============      ============


Basic and Diluted Earnings Per Share of Common Stock     $      (0.00)     $       --


Weighted Average Shares of Common Stock Outstanding        97,315,953        96,190,941



     The accompanying Notes are an integral part of these financial statements

                                       Page Four

Advanced Resources Group, LTD
fka Online Gaming Systems, LTD
Statements of Cash Flows
For the Periods Ending September 30, 2007 and September 30, 2006

                                                    September 30,  September 30,
                                                        2007          2006
                                                    -------------  -------------
Operating Activities:

  Earnings from operations                            $(52,943)     $   --
                                                      --------      --------


Net Cash - Operating Activities                        (52,943)         --

Investing Activities:

  Advances receivable                                  (23,800)         --
                                                      --------      --------

Net Cash - Investing Activities                        (23,800)         --

Financing Activities

  Shareholder loans                                     76,820          --
                                                      --------      --------

Net Cash  - Financing Activities                        76,820          --
                                                      --------      --------


Change in Cash                                              77          --


Cash - Beginning of Period                                  51          --
                                                      --------      --------


Cash - End of Period                                  $    128      $   --
                                                      ========      ========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:

       Interest                                       $   --        $   --

       Taxes                                          $   --        $   --

     The accompanying Notes are an integral part of these financial statements

                                       Page Five

                         ADVANCED RESOURCES GROUP, LTD.
                       (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)


(1) Organization

Nature of Business - On October 23, 2006, the Company agreed to merge with WS Acquisition Corp., in a transaction to be consummated in 2007. Mr. William Stehl, President and Chairman of the Board of the Company, is sole shareholder and sole officer of WS Acquisition Corp. Under the merger agreement, Mr. Stehl will receive 240,000,000 shares of the Company common stock and 60,000,000 shares of the Company preferred stock in exchange for all the shares of WS Acquisition Corp common stock. The shares have not been issued as of December 31, 2007. In January 2007 the Company changed its name to Advanced Resources Group, Inc. The Company is located in Garfield, New Jersey. At September 30, 2007 and at December 31, 2006, the Company was dormant and had ceased operations in May 2003. Before May 2003, the Company primarily developed and marketed interactive gaming products and services through the Internet. The Company established Online Gaming Systems Australia Pty., as a wholly owned subsidiary, to offer sports book sales in Australia and the Pacific Island region. On December 31, 2005, the Company was majority owned by Hosken Consolidated Investors and Subsidiaries, a South African Company. Hosken Consolidated Investors is an investment holding company involved in various technology industries. In the second quarter of 2006, Hosken Consolidated Investors executed a stock purchase agreement to sell 77,767,153 (approximately 81%) shares of the outstanding common stock of the Company to a non-related third party buyer. In August 2006, the stock purchase agreement was consummated and Hosken Consolidated Investors cancelled the outstanding convertible note of $2,474,907 plus interest owed to it by the Company.


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

                                    Page Six

                         ADVANCED RESOURCES GROUP, LTD.
                       (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

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


(4) Income Taxes

There is no provision for income taxes for the year and period ending December 31, 2006 and September 30, 2007 respectively, due to the Company's business operations being dormant.

As of December 31, 2006 and September 30, 2007, the Company had a gross deferred tax asset of approximately $6,700,000. The deferred tax asset primarily consists of approximately $16,700,000 of federal net operating loss tax carry-forwards expiring in years 2012 through 2022. The gross deferred tax asset is offset by a valuation allowance of $6,700,000 at December 31, 2006 and September 30, 2007 respectively. The Company's ability to utilize its carry-forward may be subject to certain limitations in future periods, including Section 382 of the Internal Revenue Code of 1986, as amended.

                                   Page Seven

                         ADVANCED RESOURCES GROUP, LTD.
                      (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2007
                                   (UNAUDITED)
(5) Equity

On October 23, 2006, the Company agreed to merge with WS Acquisition Corp., in a transaction to be consummated in 2007. Mr. William Stehl, President and Chairman of the Board of the Company, is sole shareholder and sole officer of WS Acquisition Corp. Under the merger agreement, Mr. Stehl will receive 240,000,000 shares of the Company common stock and 60,000,000 shares of the Company preferred stock in exchange for all the shares of WS Acquisition Corp common stock. The shares have not been issued as of December 31, 2007. In addition, the Company does not have the authorized share to complete the agreement. If the shares had been authorized and issued at September 30, 2007 the number of preferred shares outstanding would have been 60,000,000 and the number of common shares outstanding would have been 337,315,953.

(6) Stock Options

On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors. This plan expired December 31, 2006. Employees, directors, consultants and advisors of the Company are eligible for participation in the plan. The plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of common stock, $.001 par value. The shares have been reserved for issue in accordance with the terms of the plan. At November 2002 stockholder meeting, the stockholders approved an amendment to the plan to increase the maximum number of shares of common stock issuable upon exercise of options granted under the plan to 10,000,000. In December 2002, the Board of Directors authorized the issuance of incentive stock options under this plan to five members of management. In 2003, the five members of management terminated their employment and under the terms of the plan the options expired. The Company did not grant any incentive stock options during year or period ended December 31, 2006 and September 30, 2007 respectively. As of December 31, 2006 and March31, 2007 there were no outstanding options under the plan.

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

With the participation of management, the Company's Chief Executive Officer and acting Principal Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and acting Principal Financial Officer concluded that the Company's disclosures and procedures were effective at September 30, 2006.

Change In Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred during the three month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    Page Nine

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          There were no legal proceedings filed or threatened involving the Company during the three month period ended September 30, 2006.

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not Applicable

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

Advanced Resources Group, Ltd.

Date: October 5, 2008

By:     /s/ Richard Dunning
    ----------------------------------
            Richard Dunning
              President




                                    Page Ten