Form 10-K
period 2007-12-31
Advanced Resources Group, Ltd.
filed 2008-11-20
CIK 1003739

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-K
                                 --------------

                  [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2007

                  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from: _____________ to _____________

                         ADVANCED RESOURCES GROUP, LTD.
                         ------------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                   0-27256               13-3858917
          --------                   -------               ----------
(State or Other Jurisdiction       (Commission          (I.R.S. Employer
      of Incorporation)            File Number)         Identification No.)

            C/O ADVANCED RESOURCES GROUP, LTD, 338 PRESIDENT STREET,
                         SADDLEBROOK, NEW JERSEY 07663
                         -----------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (973) 246-9114
                                 --------------
         (Small Business Issuer's telephone number, including area code)

                                       N/A
                                       ---
          (Former name or former address, if changed since last report)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.001 Par Value
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Small Business Issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                              [ ] Yes  [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Small Business Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                   [X]

Indicate by check mark whether the Small Business Issuer is a shell company (as
defined in Rule 12b-2 of the X Yes No Act).                    [X] Yes  [ ] No

State issuer's `revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value at November 12, 2008of shares of the Small Business Issuer's Common Stock, $.001 par value per share (based upon the closing price of $0.04 per share of such stock on the "Pink sheets" on such date), held by non-affiliates of the Small Business Issuer was approximately $75,307.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At November 12, 2008, there were outstanding 336,190,941 shares of the Small Business Issuer's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one):     [X] Yes  [ ] No

================================================================================

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

         Item     6. Managements' Discussion and Analysis or
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

OVERVIEW

As of the end of May, 2003, Online Gaming Systems, Ltd. (the "Company" or the "Small Business Issuer") was dormant and was seeking a merger with an operating business. Until 2003, the Company developed and marketed interactive products and services in the gaming, entertainment and information technology fields. We were incorporated in the state of Colorado in October 1939 under the name "Pacific Gold, Inc." to explore and develop gold and silver ore prospects and to operate mining and milling facilities. Pacific Gold, Inc. conducted limited mining activities until operations ceased. After we changed our name to The CEEE Group, we then sought new business opportunities as a development stage entity.

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

In July 1996, we consummated a share exchange pursuant to an Exchange of Stock Agreement and Plan of Reorganization with Atlantic International Capital Ltd. ("AIC"), a Delaware corporation, and the former stockholders of AIC. As a result, the business of AIC became our business.

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

         o        Performed a 1 for 3 reverse stock split.

In August 1999 we changed our name to Online Gaming Systems, Ltd. In September 2000, we relocated our corporate offices to Las Vegas, Nevada. In November 2002, we increased our authorized Common Stock from 100,000,000 to 200,000,000. Since May 2003, until December 31, 2007, we have been dormant and were seeking a business combination.

On October 23, 2006, the Company agreed to merge with WS Acquisition Corp. ("WS Acquisition"), in a transaction to be consummated in 2007. Mr. William Stehl, President and Chairman of the Board of the Company, is the sole stockholder and sole officer of WS Acquisition. Under the merger agreement, Mr. Stehl will receive 240,000,000 shares of Company common stock and 60,000,000 shares of Company preferred stock in exchange for all of the shares of WS Acquisition common stock.

The Company's executive offices are located c/o Advanced Resources Group, Ltd., 338 President Street, Saddle Brook, New Jersey 07663. The telephone number of the Company is (973) 253-6131.

Description of Business

The Company ceased business operations in May 2003 and was dormant during the period covered by this report. Before May, 2003, the Company produced internet gaming software used by internet gaming sites. Since May 2003, until December 31, 2007, we have been dormant and seeking a business combination.


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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

During 2006 and 2007, the Company's common stock traded on the "pink sheets" electronic trading system under the trading symbol "AVRG." The following table sets forth the high and low closing prices for our common stock as reported on the "pink sheets" electronic trading system for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2006

                   --------------------------------------------------------------------------------------------------------
                    QUARTER                     DATE                           HIGH                 LOW
                   --------------------------------------------------------------------------------------------------------
                    1 st                        March 31, 2007                 $.0021               $.0015
                   --------------------------------------------------------------------------------------------------------
                    2 nd                        June 30, 2007                  $.025                $.01
                   --------------------------------------------------------------------------------------------------------
                    3 d                         September 30, 2007             $.016                $.007
                   --------------------------------------------------------------------------------------------------------
                    4 th                        December 31, 2007              $.019                $.005
                   --------------------------------------------------------------------------------------------------------


Fiscal Year Ending December 31, 2007

                   --------------------------------------------------------------------------------------------------------
                    QUARTER                     DATE                           HIGH                 LOW
                   --------------------------------------------------------------------------------------------------------
                    1 st                        March 31, 2007                 $1.35                $.020
                   --------------------------------------------------------------------------------------------------------
                    2 nd                        June 30, 2007                  $.71                 $.31
                   --------------------------------------------------------------------------------------------------------
                    3rd                         September 30, 2007             $.51                 $.19
                   --------------------------------------------------------------------------------------------------------
                    4 th                        December 31, 2007              $.34                 $.10
                   --------------------------------------------------------------------------------------------------------

During the period covered by this report, market maker quotations were posted on the "pink sheets" electronic trading system. All prices indicated are as reported to us by broker-dealer(s) making a market in our securities. The quotations indicated above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

As of December 31, 2007, there were approximately 750 Holders of Record of our Common Stock, including brokerage firms, clearinghouses, and/or depository firms holding our securities for their respective clients. We do not know the exact number of beneficial owners of our securities.

The Company has not paid any cash dividends on the Common Stock in the past and the Board of Directors does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

The Company became dormant in May 2003. Until May 2003, the Company developed and marketed Internet and private network transaction based products that it offered to licensed gaming operators in regulated jurisdictions. Since May 2003, until December 31, 2007, we have been dormant and are seeking a business combination.

RESULTS OF OPERATIONS

The Company permanently ceased operations in May 2003, therefore no discussion and analysis of financial condition and results of operations would be relevant.

LIQUIDITY AND CAPITAL RESOURCES

The Company permanently ceased operations in May 2003, therefore no discussion and analysis of financial condition and results of operations would be relevant.


ITEM 7.  FINANCIAL STATEMENTS.


                           ONLINE GAMING SYSTEMS, LTD.
                                 AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                     5

Consolidated Balance Sheet at December 31, 2007                             6

Consolidated Statements of Operations for the Years Ended
December 31, 2007 and 2006                                                  7

Consolidated Statements of Changes in Stockholders' (Deficiency)
Equity for the Years Ended December 31, 2007 and 2006                       8

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007 and 2006                                                  9

Notes to the Consolidated Financial Statements                       10 to 12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Advanced Resources Group, Ltd.and Subsidiary


We have audited the accompanying balance sheets of Advanced Resources Group. Ltd and Subsidiary as of December 31, 2007, and the related statements of income, changes in stockholders' equity, and cash flows for the periods ended December 31,2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/s/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
November 15, 2008

                         ADVANCED RESOURCES GROUP, LTD
                         FKA ONLINE GAMING SYSTEMS, LTD


                                DECEMBER 31, 2007

                                     Assets
Current Assets
  Cash                                                       $         13

  Advances receivable                                               1,300
  Investment in WS Acquisition, Inc,                           51,000,000
                                                             ------------
     Total Current Assets                                      51,001,313

Total Assets                                                 $ 51,001,313
                                                             ============

                      Liabilities and Stockholders' Equity

Current Liabilities
  Shareholder loans                                          $     70,121
                                                             ------------

     Total Current Liabilities                                     70,121


Total Liabilities                                                      --

Stockholders' Equity
Convertible Preferred Stock - Par Value $.001 Per Share;
  Authorized 10,000,000 shares, none issued                        60,000
Common Stock - Par Value $.001 Per Share;
  Authorized 200,000,000 Shares, Issued and
Outstanding 337,315,980 Shares                                    337,316
Additional Paid in Capital                                     52,333,169
Treasury Stock, 1,125,012 Common Shares - At Cost              (1,730,485)
Accumulated Deficit                                               (68,808)
                                                             ------------
                                                               50,931,192
                                                             ------------
Total Liabilities and Stockholders' Equity                   $ 51,001,313
                                                             ============

   The accompanying Notes are an integral part of these financial statements

                         ADVANCED RESOURCES GROUP, LTD
                         FKA ONLINE GAMING SYSTEMS, LTD
                            STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDING
                                                       ------------------------------
                                                          DECEMBER         DECEMBER
                                                            2007             2006
                                                       -------------     ------------
Revenues                                               $          --    $          --

Cost of Sales                                                     --               --

Gross Profit                                                      --               --

Operating Expenses                                            68,808               --
                                                       -------------    -------------
                                                                        -------------
Net Income                                             $     (68,808)   $          --
                                                       =============    =============

Basic and Diluted Earnings Per Share of Common Stock   $       (0.00)

Weighted Average Shares of Common Stock Outstanding      143,767,566


    The accompanying Notes are an integral part of these financial statements

                         ADVANCED RESOURCES GROUP, LTD
                         FKA ONLINE GAMING SYSTEMS, LTD
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE PERIODS ENDING DECEMBER 31, 2007


                  PREFERRED             COMMON                 ADDITIONAL     TREASURY
                   STOCK                STOCK                   PAID IN        STOCK                    ACCUMULATED
                   AMOUNT    VALUE      AMOUNT       VALUE      CAPITAL        AMOUNT        VALUE        DEFICIT         TOTAL
                 ---------- -------  ------------ ----------  ------------  ------------  ------------  ------------  ------------
Balance
December 31,

2005                     -- $    --    97,315,953 $   97,316  $ 18,764,076    (1,125,012) $ (1,730,485) $(21,325,310) $ (4,194,403)

Cancellation
by principal
stock-holder
of outstanding
principal
convertible
note balance
and accrued
interest                 --      --            --         --     4,194,403            --            --           --      4,194,403

Net Earnings             --      --            --         --            --            --            --           --             --
                 ---------- -------  ------------ ----------  ------------  ------------  ------------  ------------  ------------
Balance
December 31,
2006                     -- $    --    97,315,953 $   97,316  $ 22,958,479    (1,125,012) $ (1,730,485) $(21,325,310) $         --

Quasi -
reorganization   --      --            --         --   (21,325,310)           --            --    21,325,310            --

Issue of stock
for WS
Acquistion       60,000,000 $60,000   240,000,000    240,000    50,700,000            --            --            --    51,000,000

Net Earnings             --      --            --         --            --            --            --       (68,808)      (68,808)
                 ---------- -------  ------------ ----------  ------------  ------------  ------------  ------------  ------------
Balance
March 31, 2007   60,000,000 $60,000   337,315,953 $  337,316  $ 52,333,169    (1,125,012) $ (1,730,485) $    (68,808) $ 50,931,192
                 ========== =======  ============ ==========  ============  ============  ============  ============  ============

   The accompanying Notes are an integral part of these financial statements

                         ADVANCED RESOURCES GROUP, LTD
                         FKA ONLINE GAMING SYSTEMS, LTD
                            STATEMENTS OF CASH FLOWS


                                                         FOR THE YEARS ENDING
                                                         ---------------------
                                                         DECEMBER     DECEMBER
                                                           2007        2006
                                                         --------    ---------
Operating Activities:
Earnings from operations                                 $(68,808)   $      --
Adjustments to reconcile net loss to net cash provided
 Increase/(Decrease) in Other Assets                     $  1,300    $      --
                                                         --------    ---------
Net Cash - Operating Activities                           (67,508)          --
                                                         --------    ---------
Investing Activities:

Net Cash - Investing Activities                          $     --    $      --

Financing Activities
Advances from related parties                            $ 76,521    $      --
Repayment to related party                                 (9,000)          --

Net Cash  - Financing Activities                           67,521           --
                                                         --------    ---------

Change in Cash                                                 13           --

Cash - Beginning of Period                                     --           --
                                                         --------    ---------
Cash - End of Period                                     $     13    $      --
                                                         ========    =========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest                                          $     --    $      --
       Taxes                                             $     --    $      --


   The accompanying Notes are an integral part of these financial statements

                  ADVANCED RESOURCES GROUP, LTD.AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] ORGANIZATION

Nature of Business - Advanced Resources Group, Ltd.[the "Company"] is located in Saddle Brook, New Jersey. At December 31, 2007, the Company was dormant and had ceased operations in May, 2003. Before May 2003, the Company primarily developed and marketed interactive gaming products and services through the Internet. The Company established Online Gaming Systems Australia Pty., as a wholly owned subsidiary, to offer sports book sales in Australia and the Pacific Island region. On December 31, 2005, the Company was majority owned by Hosken Consolidated Investments and Subsidiaries ["HCI"], a South African Company. HCI is an investment holding company involved in various technology industries. In the second quarter of 2006, HCI executed a stock purchase agreement to sell 77,767,153 (approximately 81%) shares of the outstanding common stock of the Company to a non-related third party buyer. In August 2006, the stock purchase agreement was consummated and HCI cancelled the outstanding convertible note of $2,474,907 plus interest owed to it by the Company.

On October 23, 2006, the Company agreed to merge with WS Acquisition Corp. ("WS Acquisition"), in a transaction to be consummated in 2007. Mr. William Stehl, President and Chairman of the Board of the Company, is the sole stockholder and sole officer of WS Acquisition. Under the merger agreement, Mr. Stehl will receive 240,000,000 shares of Company common stock and 60,000,000 shares of Company preferred stock in exchange for all of the shares of WS Acquisition common stock. (see Note 8).

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

Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.
..

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

Earnings Per Share - Basic earnings per share is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts, [i.e. increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds should be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. At December 31, 2007 and 2005 all outstanding options were anti-dilutive for earning per share calculations (see Note 6).

The Company adopted Statement of Financial Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS123(R)") effective January 1, 2006. Provisions of FAS123(R) require companies to recognize the fair value of stock option grants as a compensation cost in their financial statements. In addition to stock options granted after the effective date, companies are required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options with the cost related to unvested options to be recognized over the vesting period of the options.

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

[4] CONVERTIBLE NOTES PAYABLE - RELATED PARTY

At December 31, 2005 the Company had a $2,474,907 convertible note payable balance due HCI. Terms of the revised loan agreement provides for an extension of the maturity to repay all principal outstanding and related accrued interest by December 31, 2006. The notes payable are secured by substantially all assets of the Company. As of December 31, 2005, the Company has accrued $1,719,496 in interest related to the convertible debt borrowing. No interest has been accrued in 2007 and 2005 due to the business being dormant.

In the second quarter of 2006, HCI executed a stock purchase agreement to sell 77,767,153 (approximately 81%) shares of the outstanding common stock of the Company at June 30, 2006 to a non-related third party buyer. In August 2006, the stock purchase agreement was consummated and HCI cancelled the outstanding convertible note of $2,474,907 plus interest owed to it by the Company.

[5] INCOME TAXES

There is no provision for income taxes for each of the years ended December 31, 2007 and 2005 due to the Company's business operations being dormant.

As of December 31, 2007, the Company had a gross deferred tax asset of approximately $6,700,000. The deferred tax asset primarily consists of approximately $16,700,000 of federal net operating loss tax carryforwards expiring in years 2012 through 2022. The gross deferred tax asset is offset by a valuation allowance of $6,700,000 at December 31, 2007. The Company's ability to utilize its NOL carryforwards may be subject to certain limitations in the future periods, including Section 382 of the Internal Revenue Code of 1986, as amended.

[6] STOCK OPTIONS

[A] On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors [the "Plan"]. The Plan expired December 31, 2006. Employees, directors, consultants and advisors of the Company, or any of its subsidiary corporations, are eligible for participation in the Plan. The Plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of Common Stock, $.001 par value. The shares have been reserved for issuance in accordance with the terms of the Plan. At the November 2002 stockholder meeting, the stockholders approved an amendment to the plan to increase the maximum number of shares of common stock issuable upon exercise of options granted under the plan to 10,000,000. In December 2002, the Board of Directors authorized the issuance of 5,300,000 incentive stock options under the plan to five members of management. In 2003, the five members of management terminated their employment and under the terms of the Plan the options expired The Company did not grant any incentive stock options during each of the years ended December 31, 2007 and 2005. As of December 31, 2007, there were no outstanding options under the Plan.

[B] Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant. There were no non-incentive stock options and warrants granted during each of the years ended December 31, 2007 and 2005. The following is a summary of non-incentive stock options and warrants transactions for the two years ended December 31, 2007:

                                                                                                             WEIGHTED-AVERAGE
                                                                                        SHARES                EXERCISE PRICE
                                                                                  ------------------       ---------------------
              Outstanding at December 31, 2004                                        1,557,334                 $   2.25
              Granted                                                                        --                       --
              Exercised                                                                      --                       --
              Canceled                                                                1,424,000                     2.25

              Outstanding at December 31, 2005                                          133,334                     2.25
              Exercisable at December 31, 2005                                          133,334                     2.25
              Granted                                                                        --                       --
              Exercised                                                                      --                       --
              Canceled                                                                  133,334                     2.25

              Outstanding at December 31, 2007                                               --
              Exercisable at December 31, 2007                                               --

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

[8] EQUITY  EVENT

On October 21, 2007 , the Company completed the transaction with WS Acquisition described in Note 1, above, to exchange 240,000,000 shares of Company common stock and 60,000,000 shares of Company preferred stock for all of the common stock of WS Acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f) as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO:) in Internal Control- Integrated Framework. Based on management's assessment the Company believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an audit report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report

CHANGES IN INTERNAL CONTROLS

There was no change to the Company's internal controls over financial reporting during the fiscal year ended December 31, 2007 that materially affected, or reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

DIRECTORS

The directors of the Company and their positions with the Company during the period covered by this report are set forth below. All of the Company's former officers resigned in May 2003, when the Company became dormant. The Company's former director resigned March 30, 2007, and the majority stockholder of the Company elected William A. Stehl and Richard Dunning as directors on October 23, 2006.

NAME                  AGE        POSITION
---------------       ---        -----------------------------------------------
Richard Dunning       52         President, Chief Executive Officer and Director

RICHARD DUNNING was appointed a Director of the Company on October 23, 2006 by majority written consent of stockholders. Since 1996, Mr. Dunning has been an officer and director of 21 st century Funding and since 2002, Mr. Dunning has been a director of International Surfacing, Inc. Mr. Dunning attended Denver University and the University of Colorado, receiving a BA in Psychology and Political Science in 1985. Mr. Dunning also attended the University of Colorado Law School.

MEETINGS AND COMMITTEES

The Board held no meetings during the year ended December 31, 2007. From time to time during such year, the Board acted by written consent. The Company has no standing compensation or audit committees. The Board of Directors performs the typical functions of such committees. The Committee recommends engagement of the Company's independent accountants approves services performed by such accountants and reviews and evaluates the Company's accounting system and its system of internal controls.

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned, by the Company's Chief Executive Officer and its Chairman for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. No individuals received any cash or other compensation in the years ended December 31, 2007, 2005 or 2004. Such individuals will be hereafter referred to as the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION               YEAR     SALARY      BONUS
-------------------------------------     ----     ------      -----
President and Chief Executive Officer     2007     $   --

(1) Appointed March 2007

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

During 2007 and 2005, the Company did not issue any stock options under the Plan.

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

EMPLOYMENT AGREEMENTS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2007, information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group. (1) As of October 1, 2007, 336,190,941 shares of the Common Stock of the Company were issued and outstanding.

         NAME AND ADDRESS OF BENEFICIAL OWNER (2)       MOUNT OF BENEFICIAL OWNERSHIP       PERCENT OF CLASS
         ----------------------------------------       -----------------------------       ----------------
         LanMac Associates                                       78,698,120                      23.3%
         WS Acquistionsl                                        240,000,000                      71.1%
         Richard Dunning                                             0                             0%
         All Officers and Directors as a Group                       0                             0%
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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In prior years, the Company's operating shortfalls were funded largely by its largest stockholder, HCI. In 2007 and 2005, however, HCI did not provide any funds to the Company. During 2003, HCI funded the Company $400,000 in the form of convertible notes. During 2002, HCI funded the Company $1,590,000 in the form of convertible notes.

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

10.6 Stock Purchase Agreement dated March 10, 1999 by and between Atlantic International Entertainment, Ltd. and Centerline Associates, Inc., incorporated by reference to Exhibit 10.6 to the Company's Form 10-QSB for the quarter ended March 31, 1999.

10.7 Stock Option and Incentive Plan adopted by Board of Directors on March 25, 1999, incorporated by reference to Exhibit 10.7 to the Company's Form 10-QSB for the quarter ended March 31, 1999.

10.8 Stock Purchase Agreement dated December 10, 1999 by and between Atlantic Internet Holdings, Inc., incorporated by reference to Exhibit
         10.8 to the Company's Form 10-KSB for the year ended December 31, 1999.

31.1 Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Pollard-Kelly Auditing Services, Inc.. were our primary auditors for the fiscal year ended December 31, 2007.

AUDIT FEES

For Moore Stephens' audit of our annual financial statements, review of Form 10-KSB, and for their review of our Quarterly Reports on Form 10-QSB, Moore Stephens billed us a total of $17,000 and $15,000 for the fiscal years ended December 31, 2006 and 2005, respectively.

There were no audit fees paid in 2007 for 2007.

TAX FEES : None.

ALL OTHER FEES : None.

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

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining Moore Stephen's independent audit.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2008


                                         ONLINE GAMING SYSTEMS, LTD.


                                         By: /s/ Richard Dunning
                                             -------------------
                                             Richard Dunning
                                             President