Form 10-Q
period 2008-03-31
Advanced Resources Group, Ltd.
filed 2008-11-20
CIK 1003739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    Form 10-Q
                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended - March 31, 2008

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

                              338 President Street,
                              Saddlebrook, NJ 07663
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (973) 246-9114


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 18, 2008, the Registrant has outstanding 33,190,941 shares of Common Stock $.001 par value.

Traditional Small Business Disclosure Format YES [ ] NO [X]

                                      INDEX
                                                                      PAGE NO.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet at March 31, 2008 and December 31,
          2007 (unaudited)                                                  3

          Consolidated Statements of Operations for the
          three months ended March 31, 2008 and 2007 (unaudited)            4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 2008 and 2007 (unaudited)            5

          Notes to Consolidated Financial Statements (unaudited)            6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      9

ITEM 3.   CONTROLS AND PROCEDURES                                           9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                10

ITEM 2.   Changes in Securities                                            10

ITEM 3.   Defaults upon Senior Securities                                  10

ITEM 4.   Submission of Matter to a Vote of Security Holders               10

ITEM 5.   Other Information                                                10

ITEM 6.   EXHIBITS                                                         10

SIGNATURES                                                                 10

                                    Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         ADVANCED RESOURCES GROUP, LTD
                         FKA ONLINE GAMING SYSTEMS, LTD
                                 BALANCE SHEETS

                                                             MARCH 31,      DECEMBER 31,
                                                               2008            2007
                                                           ------------    ------------
                                     Assets
Current Assets
  Cash                                                     $      2,213    $         13
  Advances receivable                                             1,300           1,300
  Investment in WS Acquisition, Inc,                         51,000,000      51,000,000
                                                           ------------    ------------
               Total Current Assets                          51,003,513      51,001,313
Total Assets                                               $ 51,003,513    $ 51,001,313
                                                           ============    ============

                 Liabilities and Stockholders' Equity

Current Liabilities
  Shareholder loans                                        $    109,521    $     70,121
                                                           ------------    ------------
               Total Current Liabilities                        109,521          70,121

Total Liabilities                                               109,521          70,121

Stockholders' Equity
Convertible Preferred Stock - Par Value $.001 Per Share;

  Authorized 10,000,000 shares, none issued                      60,000          60,000
Common Stock - Par Value $.001 Per Share;
  Authorized 200,000,000 Shares, Issued and
  Outstanding 337,315,980 Shares                                337,316         337,316
Additional Paid in Capital                                   52,333,169      52,333,169
Treasury Stock, 1,125,012 Common Shares - At Cost            (1,730,485)     (1,730,485)
Accumulated Deficit                                            (106,008)        (68,808)
                                                           ------------    ------------
                                                             50,893,992      50,931,192
                                                           ------------    ------------
Total Liabilities and Stockholders' Equity                 $ 51,003,513    $ 51,001,313
                                                           ============    ============

   The accompanying Notes are an integral part of these financial statements.


                                   Page Three

                         ADVANCED RESOURCES GROUP, LTD
                         FKA ONLINE GAMING SYSTEMS, LTD
                            STATEMENTS OF OPERATIONS

                                                         MARCH 31,         MARCH 31,
                                                           2008              2007
                                                       -------------    ------------
Revenues                                               $          --    $         --

Cost of Sales                                                     --              --
                                                       -------------    ------------
Gross Profit                                                      --              --

Operating Expenses                                            36,789              --
                                                       -------------    ------------

Net Income                                             $     (36,789)   $         --
                                                       =============    ============

Basic and Diluted Earnings Per Share of Common Stock   $       (0.00)

Weighted Average Shares of Common Stock Outstanding      337,315,980

   The accompanying Notes are an integral part of these financial statements.


                                    Page Four

                         ADVANCED RESOURCES GROUP, LTD
                         FKA ONLINE GAMING SYSTEMS, LTD
                            STATEMENTS OF CASH FLOWS
            FOR THE PERIODS ENDING MARCH 31, 2008 AND MARCH 31, 2007

                                                    MARCH 31,   MARCH 31,
                                                      2008        2007
                                                    --------    --------
Operating Activities:
  Earnings from operations                          $(36,789)   $     --
                                                    --------    --------

Net Cash - Operating Activities                      (36,789)         --

Investing Activities:

Net Cash - Investing Activities                           --          --

Financing Activities
Advances from Related Parties                         38,989          --
Net Cash  - Financing Activities                      38,989          --
                                                    --------    --------


Change in Cash                                         2,200          --

Cash - Beginning of Period                                13          --
                                                    --------    --------

Cash - End of Period                                $  2,213    $     --
                                                    ========    ========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest                                     $     --    $     --
       Taxes                                        $     --    $     --

   The accompanying Notes are an integral part of these financial statements.


                                    Page Five

                         ADVANCED RESOURCES GROUP, LTD.
                       (f/k/a ONLINE GAMING SYSTEMS, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

(1) Organization

Nature of Business - On October 23, 2006, the Company agreed to merge with WS Acquisition Corp., in a transaction to be consummated in 2007. Mr. William Stehl, President and Chairman of the Board of the Company, is sole shareholder and sole officer of WS Acquisition Corp. Under the merger agreement, Mr. Stehl received 240,000,000 shares of the Company common stock and 60,000,000 shares of the Company preferred stock in exchange for all the shares of WS Acquisition Corp common stock. In January 2007 the Company changed its name to Advanced Resources Group, Inc. The Company is located in Garfield, New Jersey. At March 31, 2008 and at December 31, 2007, the Company was dormant and had ceased operations in May 2003. Before May 2003, the Company primarily developed and marketed interactive gaming products and services through the Internet. The Company established Online Gaming Systems Australia Pty., as a wholly owned subsidiary, to offer sports book sales in Australia and the Pacific Island region. On December 31, 2005, the Company was majority owned by Hosken Consolidated Investors and Subsidiaries, a South African Company. Hosken Consolidated Investors is an investment holding company involved in various technology industries. In the second quarter of 2006, Hosken Consolidated Investors executed a stock purchase agreement to sell 77,767,153 (approximately 81%) shares of the outstanding common stock of the Company to a non-related third party buyer. In August 2006, the stock purchase agreement was consummated and Hosken Consolidated Investors cancelled the outstanding convertible note of $2,474,907 plus interest owed to it by the Company.

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


                                    Page Six

                        ADVANCED RESOURCES GROUP, LTD.
                      (f/k/a ONLINE GAMING SYSTEMS, LTD.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2008
                                   (UNAUDITED)

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

(4) Income Taxes

There is no provision for income taxes for the year and period ending December 31, 2007 and March 31, 2008 respectively, due to the Company's business operations being dormant.

As of December 31, 2007 and March 31, 2008, the Company had a gross deferred tax asset of approximately $6,700,000. The deferred tax asset primarily consists of approximately $16,700,000 of federal net operating loss tax carry-forwards expiring in years 2012 through 2023. The gross deferred tax asset is offset by a valuation allowance of $6,700,000 at December 31, 2007 and March 31, 2008 respectively. The Company's ability to utilize its carry-forward may be subject to certain limitations in future periods, including Section 382 of the Internal Revenue Code of 1986, as amended.


                                   Page Seven

                        ADVANCED RESOURCES GROUP, LTD.
                      (f/k/a ONLINE GAMING SYSTEMS, LTD.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2007
                                   (UNAUDITED)
(5) Equity

On October 23, 2006, the Company agreed to merge with WS Acquisition Corp., in a transaction to be consummated in 2007. Mr. William Stehl, President and Chairman of the Board of the Company, is sole shareholder and sole officer of WS Acquisition Corp. Under the merger agreement, Mr. Stehl received 240,000,000 shares of the Company common stock and 60,000,000 shares of the Company preferred stock in exchange for all the shares of WS Acquisition Corp common stock.

(6) Stock Options

On January 1, 1997, the Company adopted an Incentive Stock Option Plan for Employees, Directors, Consultants and Advisors. This plan expired December 31, 2006. Employees, directors, consultants and advisors of the Company are eligible for participation in the plan. The plan provides for stock to be issued pursuant to options granted and shall be limited to 250,000 shares of common stock, $.001 par value. The shares have been reserved for issue in accordance with the terms of the plan. At November 2002 stockholder meeting, the stockholders approved an amendment to the plan to increase the maximum number of shares of common stock issuable upon exercise of options granted under the plan to 10,000,000. In December 2002, the Board of Directors authorized the issuance of incentive stock options under this plan to five members of management. In 2003, the five members of management terminated their employment and under the terms of the plan the options expired. The Company did not grant any incentive stock options during year or period ended December 31, 2006 and March 31, 2007 respectively. As of December 31, 2006 and March 31, 2008 there were no outstanding options under the plan.

Non-incentive stock options and warrants may be granted to employees or non-employees at fair value or at the price less than fair market value of the common stock at the date of the grant. There were no non-incentive options and warrants granted during the periods ended December 31, 2007 and March 31, 2008.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

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

With the participation of management, the Company's Chief Executive Officer and acting Principal Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and acting Principal Financial Officer concluded that the Company's disclosures and procedures were effective at March 31, 2007.

Change In Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred during the three month period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                                    Page Nine

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There were no legal proceedings filed or threatened involving the Company during the three month period ended March 31, 2007.

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


                                    Page Ten

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2008
                                        ADVANCED RESOURCES GROUP, LTD.


                                        By: /s/ Richard Dunning
                                            -------------------
                                            Richard Dunning
                                            President


                                   Page Eleven